Form 10QSB
period 1999-09-30
MEDIQUIK SERVICES INC
filed 1999-12-13
CIK 1062564

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                   FORM 10-QSB
(Mark One)
  /X/   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

  / /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         COMMISSION FILE NUMBER 0-27123
                             -----------------------
                             MEDIQUIK SERVICES, INC.
        (Exact name of small business issuer as specified in its charter)

                 DELAWARE                                  74-2876711
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

              4295 SAN FELIPE
                 SUITE 200
              HOUSTON, TEXAS                                  77027
 (Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number: (713) 888-1919




         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No  .
   ---   ---

         As of December 8, 1999 there were outstanding 5,944,803 shares of Common Stock, $.001 par value per share, of the registrant.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                                                                                                 PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets
              September 30, 1999 (Unaudited) and December 31, 1998                                                 2

         Statements of Operations (Unaudited)
              Three Months Ended September 30, 1999 and 1998, Nine Months Ended
              September 30, 1999 and the Period from April 7, 1998
              (Date of Incorporation) to September 30, 1998                                                        3

         Statements of Changes in Stockholders' Equity (Deficit)                                                   4

         Statements of Cash Flows (Unaudited)
              Nine Months Ended September 30, 1999 and the Period from
              April 7, 1998 (Date of Incorporation) to September 30, 1998                                          5

         Notes to Financial Statements                                                                             6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                                                                 9

PART II.  OTHER INFORMATION                                                                                       14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                                        14

MEDIQUIK SERVICES, INC.

BALANCE SHEETS
-------------------------------------------------------------------------------


                                                                                    SEPTEMBER 30,     DECEMBER 31,
ASSETS                                                                                  1999               1998
                                                                                    (UNAUDITED)
CURRENT ASSETS:
   Cash                                                                            $    29,429        $     7,578
   Accounts receivable - trade                                                         146,059             43,824
   Accounts receivable - other                                                          16,426              6,961
   Advances                                                                                                16,000
   Inventory                                                                            19,694             79,093
                                                                                   -----------        -----------
                Total current assets                                                   211,608            153,456
PROPERTY AND EQUIPMENT:
   Office equipment                                                                     49,270                249
   Less accumulated depreciation                                                        (5,040)               (29)
                                                                                   -----------        -----------
                Total property and equipment                                            44,230                220
INVESTMENT - MP Total Care                                                             250,001
GOODWILL AND OTHER ASSETS                                                            1,177,736             61,651
                                                                                   -----------        -----------
TOTAL                                                                              $ 1,683,575        $   215,327
                                                                                   -----------        -----------
                                                                                   -----------        -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable                                                                   $223,556           $153,656
   Accrued expenses                                                                    314,211            100,908
   Notes payable                                                                       139,680            280,000
                                                                                   -----------        -----------
                Total current liabilities                                              677,447            534,564
MINORITY INTEREST                                                                        4,264
STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock - $.001 par value 25,000,000 shares authorized; 5,896,807 shares issued and outstanding at September 30, 1999 and
      4,849,173 shares issued and outstanding at December 31, 1998                       5,897              4,849
   Additional paid-in capital                                                        4,141,744            505,768
   Accumulated deficit                                                              (3,145,777)          (829,854)
                                                                                   -----------        -----------
                Total stockholders' equity (deficit)                                 1,001,864           (319,237)
                                                                                   -----------        -----------
TOTAL                                                                              $ 1,683,575        $   215,327
                                                                                   -----------        -----------
                                                                                   -----------        -----------

See accompanying notes to financial statements.

MEDIQUIK SERVICES, INC.


STATEMENTS OF OPERATIONS (UNAUDITED)

------------------------------------------------------------------------------

                                                                                          NINE MONTHS     PERIOD FROM
                                                                 THREE MONTHS ENDED          ENDED      APRIL 7, 1998 TO
                                                                    SEPTEMBER 30,         SEPTEMBER 30,   SEPTEMBER 30,
                                                                 -------------------
                                                                 1999           1998           1999            1998

REVENUE:
   Sales                                                   $  111,144      $  18,122    $   827,496       $    18,122
   Other revenues                                              14,534                       19,036
                                                            ---------      ---------    -----------       -----------
         Total revenue                                        125,678         18,122        846,532            18,122
                                                            ---------      ---------    -----------       -----------

COST OF SALES -
   Purchase - strips and lancets                               72,437         16,215        677,796            16,215
                                                            ---------      ---------    -----------       -----------
         Total cost of sales                                   72,437         16,215        677,796            16,215
                                                            ---------      ---------    -----------       -----------
GROSS PROFIT                                                   53,241          1,907        168,736             1,907

OPERATING EXPENSES:
   Salaries - officer                                         199,397         82,952        277,320            82,952
   Consulting fees                                             65,498         73,201      1,570,920           107,201
   Other                                                      348,327         68,694        655,311           103,488
                                                            ---------      ---------    -----------       -----------
         Total operating expenses                            (613,222)      (224,847)    (2,503,551)         (293,641)
                                                            ---------      ---------    -----------       -----------
LOSS FROM OPERATIONS                                         (559,981)      (222,940)    (2,334,815)         (291,734)

OTHER INCOME (EXPENSE):
   Interest income                                                                            2,795
   Other income                                                 5,276                        46,480
   Interest expense                                            (4,875)                      (30,383)
                                                            ---------      ---------    -----------       -----------
         Total other income                                       401                        18,892
                                                            ---------      ---------    -----------       -----------
NET LOSS                                                    $(559,580)    $ (222,940)   $(2,315,923)      $  (291,734)
                                                            ---------      ---------    -----------       -----------
                                                            ---------      ---------    -----------       -----------
BASIC AND DILUTED LOSS PER SHARE                               $(0.10)        $(0.05)   $     (0.43)      $     (0.07)
                                                            ---------      ---------    -----------       -----------
                                                            ---------      ---------    -----------       -----------
BASIC WEIGHTED AVERAGE
   NUMBER OF COMMON SHARES
   OUTSTANDING                                              5,782,307      4,188,219      5,412,089         4,115,787
                                                            ---------      ---------    -----------       -----------
                                                            ---------      ---------    -----------       -----------
DILUTED WEIGHTED AVERAGE
   NUMBER OF COMMON SHARES
   OUTSTANDING                                              5,782,307      4,188,219      5,448,921         4,115,787
                                                            ---------      ---------    -----------       -----------
                                                            ---------      ---------    -----------       -----------

MEDIQUIK SERVICES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------------------------------

                                                                                ADDITIONAL
                                                                     COMMON      PAID-IN      ACCUMULATED
                                                       SHARES        STOCK       CAPITAL        DEFICIT          TOTAL

BALANCE APRIL 7, 1998 (Date of Incorporation)
   Proceeds from issuance of Founders' shares              110,000      $ 110                                         $ 110

   Acquisition of MediQuik Services LLC assets           2,750,000      2,750                                         2,750

   Proceeds from issuance of warrants                                               $ 11,000                         11,000

   Issuance of warrants for consulting services            117,961        118        235,922                        236,040

   Issuance of restricted stock                          1,000,000      1,000                                         1,000

   Conversion of Convertible Debt                           75,000         75          2,925                          3,000

   Acquisition of Cash Flow Management Inc.                662,165        662                                           662

   Proceeds from exercise of warrants and
      issuance of common stock                             134,047        134        255,921                        256,055

   Net loss                                                                                      $ (829,854)       (829,854)
                                                         ---------   --------      ---------     ----------        ---------

BALANCE DECEMBER 31, 1998                                4,849,173      4,849        505,768       (829,854)       (319,237)

   Repurchase of unexercised warrants                                                (12,880)                       (12,880)

   Proceeds from issuance of common stock                  425,000        425        849,575                        850,000

   Issuance of common stock under consulting
      agreements                                           220,634        221        890,283                        890,504

   Issuance of warrants for consulting services                                      463,100                        463,100

   Proceeds from issuance of common stock                   38,000         38        102,562                        102,600

   Acquisition of Scardello Marketing Group LLC
      assets                                               330,000        330      1,237,170                      1,237,500

   Issuance of common stock under consulting
      agreements                                            24,000         24         77,976                         78,000

   Issuance of common stock under
      employment agreement                                  10,000         10         28,190                         28,200

   Net loss                                                                                      (2,315,923)     (2,315,923)
                                                         ---------   --------      ---------     ----------      ----------

BALANCE SEPTEMBER 30, 1999 (UNAUDITED)                   5,896,807    $ 5,897    $ 4,141,744    $(3,145,777)    $ 1,001,864
                                                         ---------   --------    -----------    -----------     -----------
                                                         ---------   --------    -----------    -----------     -----------


See accompanying notes to financial statements.

MEDIQUIK SERVICES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------

                                                                                         NINE MONTHS        PERIOD FROM
                                                                                            ENDED          APRIL 7, 1998 TO
                                                                                        SEPTEMBER 30,       SEPTEMBER 30,
                                                                                            1999               1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                              $(2,315,923)        $(291,734)
   Adjustment for noncash transactions:
      Common stock and warrants issued for services                                        1,492,048
      Depreciation and amortization                                                           46,261                26
      Minority Interest                                                                        4,264
   Net changes in assets and liabilities:
      Accounts receivable                                                                   (111,700)           (2,866)
      Advances                                                                                16,000          (129,000)
      Inventory                                                                               59,399            (1,977)
      Accounts payable                                                                        69,900            33,297
      Accrued expenses                                                                       213,303            10,428
      Other assets                                                                            59,721            (3,000)
                                                                                             -------            -------
                                                                                             -------            -------

                Net cash used in operating activities                                       (466,727)         (384,826)
                                                                                            ----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                      (49,021)             (249)
   Investment in MP Total Care                                                              (250,001)
                                                                                            ----------        ---------

                Net cash used in investing activities                                       (299,022)             (249)
                                                                                            ----------            -----

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt issuance                                                                                 147,000
   Repayment of indebtedness                                                                (165,000)
   Proceeds from sale of common stock                                                        952,600           283,954
                                                                                            --------           -------

                Net cash provided by financing activities                                    787,600           430,954
                                                                                            --------           -------

NET INCREASE IN CASH                                                                          21,851            45,879

CASH, Beginning of period                                                                      7,578
                                                                                             --------          -------

CASH, End of period                                                                        $  29,429          $ 45,879
                                                                                           ----------         --------
                                                                                           ----------         --------

SUPPLEMENTAL CASH FLOW DISCLOSURES -
   Interest paid                                                                            $ 16,362

NONCASH TRANSACTIONS:
   Debt converted to stock                                                                                       3,000
   Stock issued in MediQuik Services LLC acquisition                                                             2,750
   Acquisition of Scardello Marketing Group LLC                                            1,216,896



See accompanying notes to financial statements.

MEDIQUIK SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION AND BUSINESS ACTIVITY - MediQuik Services, Inc. ("MediQuik") was organized in Delaware on April 7, 1998. On April 7, 1998, MediQuik issued an aggregate of 2,750,000 shares of its common stock to designees of MediQuik Services, LLC in consideration of the transfer of certain assets of MediQuik from MediQuik Services, LLC. Effective December 31, 1998, MediQuik was merged with and into Cash Flow Marketing, Inc., a Delaware corporation ("Cash Flow"), which, as the surviving corporation, subsequently changed its name to MediQuik Services, Inc. (the "Company"). This transaction has been treated as a capital transaction in substance, rather than a business combination; thus the accounting is similar to a reverse acquisition but no goodwill and/or intangible has been recorded. As a result, MediQuik is considered the acquiring entity for financial statement purposes, and the financial statements for the period prior to January 1, 1999 are those of MediQuik Services, Inc, not Cash Flow, the legal acquirer.

      The financial statements included herein have been prepared by MediQuik Services, Inc., a Delaware corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with the audited financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's filing on Form 10-SB for the period ended December 31, 1998.

      DERIVATIVES - In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999 FASB issued SFAS No. 137, which delays the effective date for implementation of SFAS 133 to fiscal years beginning after June 15, 2000. The Company held no derivatives in 1999 or 1998 and believes that SFAS No. 133, when adopted effective January 1, 2001, will not materially impact its financial position or results of operations.

2.    EARNINGS PER SHARE

      The Company has adopted SFAS 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share ("EPS"). SFAS 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic EPS amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. No dilutive securities of the Company were outstanding at December 31, 1998; however, warrants to purchase 250,000 shares of common stock at exercise prices ranging from $3.00 - $4.00 per share were issued from February to April 1999. Since the Company incurred a loss for all periods presented, these dilutive securities have been excluded, as they would be anti-dilutive to basic EPS.

3.    INCOME TAXES

      The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ("SFAS No. 109") which provides for an asset and liability approach for accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Due to the Company having significant deferred tax assets, no tax benefit (expense) was recorded at September 30, 1999. Due to the uncertainty of the Company's ability to become profitable in the future, an allowance has been provided to offset the tax benefits of certain tax assets. Should the Company have net income in future periods income tax expense will be recorded upon utilization of available deferred tax assets.

4.    NOTES PAYABLE

      Notes payable consist of the following:


                                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                                    1999                 1998
      Notes payable - bank                                                      $      24,680
      Three notes payable, $50,000 each to shareholders with interest
        at 9%, payable February 20, 1999                                                             $  150,000

      Note payable to shareholders with interest at 15%,
        due on December 31, 1999                                                       15,000            30,000

      Ten notes payable, $10,000 each to certain shareholders with
        interest at 15%, due on December 31, 1999                                     100,000           100,000
                                                                                -------------         ----------

                                                                                $     139,680         $ 280,000
                                                                                -------------         ----------
                                                                                -------------         ----------

      During June 1999, the Company made a $15,000 principal payment. In addition, the Company acquired a note payable of $24,680 due to a bank.

      In July 1999 the Company obtained a $100,000 line of credit from a bank. Repayment of such line of credit has been guaranteed by an officer of the Company.

5.    EQUITY TRANSACTIONS

      In July 1999 the Company issued and sold 38,000 shares of common stock for $2.70 per share.

      From July to September 1999, 34,000 shares of common stock were distributed as compensation to management and consultants; the fair value of these shares is $106,200 and is recorded as compensation expense.

6.    RELATED PARTY TRANSACTIONS

      The Company has certain outstanding receivable and payable balances with related parties. The receivable and payable amounts are derived from sales in the ordinary course of business and the payable amounts relate to certain consulting services.

7.    ACQUISITIONS

      ACQUISITION OF ASSETS - The Company entered into an agreement to purchase certain assets of Scardello Marketing Group, LLC ("SMG") on June 18, 1999; this acquisition was effective and was closed July 1999. The Company acquired the Exclusive Marketing Representative Agreement ("Marketing Agreement") between SMG and the Company with a term of five years ending in 2004, acquired certain computer equipment, and acquired all documents, materials, target lists, customer lists, and receivables, if any, derived from the Marketing Agreement. The Company also assumed a note payable of $25,000 due to a bank but also received the proceeds of such note.

      In connection with the acquisition of SMG's assets during July 1999, 330,000 shares of common stock were issued to SMG and the Company forgave $15,396 in debt due from SMG. The Company acquired the assets of SMG primarily to obtain rights to the Marketing Agreement and services of the principal of SMG to further internally develop the Company's business. SMG shareholders have represented that SMG had no significant operations and that detailed SMG financial information is not available.


    The allocation of purchase price is summarized as follows:
      Book value of net assets acquired at cost                                               $     3,000
      Fair value adjustments -
        Fair value of purchased Marketing Agreement and its related items                         145,985
                                                                                               ----------
      Fair value of net assets acquired                                                           148,985
                                                                                               ----------
    Purchase price:
      Acquisition costs                                                                             4,000
      Fair value of 330,000 shares issued                                                       1,237,500
      Debt forgiven                                                                                15,396
                                                                                                ---------
    Total                                                                                       1,256,896
                                                                                               ----------
    Excess of purchase price over net assets acquired, allocated to goodwill
      (amortized over five years)                                                              $1,107,911
                                                                                              -----------
                                                                                              -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         This management discussion contains certain forward-looking statements as identified by the use of words like "expects", "believes", and "anticipates" and other similar phrases. Such statements reflect management's current view of future financial performance based on certain assumptions, risks and uncertainties. If any assumptions, risk or uncertainty factors change, such changes may have a material impact on actual financial results. The Company is under no obligation to revise any forward-looking statements contained herein, which are as of the date hereof. Readers are cautioned to not place undue reliance on any forward-looking statements contained in this discussion.

OVERVIEW

         MediQuik is an early stage healthcare services company specializing in the delivery of medical supplies and chronic disease management programs to chronically ill patients on behalf of managed care payors.

         The Company's business was organized on April 7, 1998, and began full-time operations in July 1998 as Old MediQuik. Effective December 31, 1998, Old MediQuik merged with and into Cash Flow Marketing, Inc., with Cash Flow as the surviving corporation. Cash Flow changed its name to MediQuik Services, Inc. immediately following the merger. This transaction has been treated as a capital transaction in substance rather than a business combination; thus, the accounting is similar to a reverse acquisition but no goodwill and/or intangibles have been recorded. As a result Old MediQuik is considered the accounting acquiror for financial statement purposes. Therefore, the financial statements of the Company for periods prior to January 1, 1999 are the financial statements of Old MediQuik, not Cash Flow.

         MediQuik is seeking to rapidly expand through internal sales growth and strategic acquisition. During 1998 and through third quarter of 1999, the Company established: (i) corporate marketing and fulfillment operations; (ii) contractual relations with product manufacturers; (iii) contractual relations with specialty service providers; (iv) contractual relationships with insurance payors and provider networks; (v) a joint venture with a pharmacy products distribution company; and (vi) initial patient enrollment and fulfillment operations.

         The Company offers comprehensive disease monitoring and maintenance solutions by providing pharmacy and diagnostic products, disease education, compliance review and reporting, and personal health resources via the U.S. Mail, telecommunications, and the Internet. MediQuik is focused on delivering high quality products and services to chronic disease patients for insurance organizations that bear the primary financial risk for healthcare treatment. MediQuik also works directly with health maintenance organizations, preferred provider organizations, self-insured companies and other third-party payors in an effort to enhance the quality of life for chronically ill patients and improve the financial outcomes for managed care payors.

         The Company seeks to provide disease management products and services to patients who: (i) require disease treatment and maintenance for long periods of time; (ii) require medical testing products and prescription medications; and
(iii) require extensive disease education and self-management tools.

         The Company is currently serving patients with diabetes and is developing new disease management programs for other high cost, chronic diseases, such as respiratory disease and congestive heart failure. MediQuik is focusing on certain diseases with large afflicted patient populations where clinical research indicates that active management will improve the health condition of the patient and reduce the financial burden for managed care payors.

         MediQuik offers patients and managed care plans a single source for disease management products, mail-order medications, personalized education, 24 hour nurse assistance, and quarterly patient counseling. The Company provides a complete line of blood glucose monitoring systems, testing strips, lancets, swabs, insulin pumps, compliance and wound care products for diabetes patients, and the Company is adding new products and services to complement the existing disease management programs. The Company also provides billing and collection activities on behalf of the patient to the healthcare plan.

         Research indicates that patients who actively manage certain chronic disease factors experience reduced disease complications and an enhanced quality of life. The Company believes that a coordinated disease management program, including convenient product delivery and billing, personalized patient education, routine disease counseling, immediate access to healthcare professionals, and ongoing compliance testing will improve clinical and financial outcomes for patients and managed care payors.

         Although initial Company revenues were derived primarily through product sales, the Company has expanded beyond product delivery and has become a full disease management provider working to improve patient care and reduce costs to managed care payors. The Company currently offers managed care agreements based on fee-for-service and capitated fee arrangements.

         MediQuik receives patients primarily through agreements with managed care plans and provider networks. According to published reports, an estimated 85% of privately insured U.S. citizens were in some type of managed care plan in 1997, an increase from 48% in 1992. With the significant increase in managed care enrollment, the Company believes that patient referrals should increasingly be generated through the managed care plans.

REVENUE FROM OPERATIONS

         The Company commenced operations in July 1998 and received its initial revenue in August 1998. For the period from April 7, 1998 to September 30, 1998, the Company reported revenue of $18,122. Total revenue increased to $846,532 for the nine months ended September 30, 1999. The Company reported revenue of $18,122 for the three months ended September 30, 1998. Total revenue increased to $125,678 for the three months ended September 30, 1999.

         Revenue growth was primarily derived from diagnostic product sales to managed care plans, providers and patients. The Company expected and experienced increased revenue from direct sales to managed care plans and decreased revenue from sales to other managed care providers during the third quarter of 1999. The Company expects and experienced significant improvement in gross margin percentages with increased direct managed care plan revenues. To date, the Company has not relied on cash flow from operations to fund its initial operating activities.

GROSS PROFIT

         The Company commenced operations in July 1998 and received its initial gross profit in August 1998. For the period from April 7, 1998 to September 30, 1998, the Company reported gross profit of $1,907 or 10.5% of revenue for the period. Gross profit increased to $168,736 or 19.9% of revenue, for the nine months ended September 30, 1999. For the three month period ending September 30, 1998, the Company reported gross profit of $1,907 or 10.5% of revenue. Gross profit increased to $53,241 for the three months ended September 30, 1999 representing 42.4% of revenue prior to sales commissions.

         Gross profit was derived from diagnostic product sales to managed care payors and patients. The increase in the gross profit percentage for 1999 is the result of volume purchase discounts and discounts for immediate payment upon delivery terms. The Company expected and experienced a significant increase in gross profit percentage with increased direct sales to managed care plans during the third quarter.

OPERATING EXPENSES

         For the period from April 7, 1998 to September 30, 1998, operating expenses were $293,641. The operating expenses for 1998 and 1999 reflect increased consulting fees related to the issuance of common stock for services rendered to the Company. Operating expenses increased to $2,503,551 for the nine months ended September 30, 1999, reflecting initiation of the Company's operating activities. For the three month period ending September 30, 1998, the Company reported operating expense of $224,847. Operating expenses increased to $613,222 for three month period ending September 30, 1999.

         The increase in operating expenses is primarily associated with the initiation of operating business activities including marketing and selling expenses, general and administrative costs and the hiring and training of staff. The increased operating expenses is also associated with start-up activities of ChronicRx.com, an 80% owned Internet disease management and pharmacy subsidiary.

NET LOSS

         The Company experienced a net loss of $291,734 for the period from April 7, 1998 to September 30, 1998, primarily attributed to the development of the Company's business operations. The majority of the increase in the net loss from 1998 to 1999 reflects increased consulting fees related to the issuance of common stock for services rendered to the Company. Net loss increased to $2,315,923 for the nine months ended September 30, 1999. For the three months ended September 30, 1998, the net loss was $222,940. The Company experienced a net loss of $559,580 for the three months ended September 30, 1999. The Company expects the net loss to significantly decrease with increased revenues and gross profits from its business operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had an aggregate of $29,429 in cash as of September 30, 1999. The Company has $115,000 of 15% subordinated debentures due in December 1999. The debentures are owed to significant shareholders of the Company. The Company has accrued expenses of $314,211 and accounts payable of $223,556 as of September 30, 1999. The accrued expenses include accrued wages to Company officers and insiders who are significant shareholders in the Company and estimated legal expenses through September 30, 1999.

         Accounts receivable were $162,485 as of September 30, 1999. Accounts receivable are primarily derived from payments due to the Company by managed care plans and providers. Standard medical billing cycles for managed care plans average between 45-60 days. The Company expects to experience similar billing cycles as direct managed care plan business increases.

         The Company had a $25,000 line of credit as of September 30, 1999. The Company expects to seek additional lines of credit to finance inventory purchase requirements associated with revenue growth.

         As revenues increase, the Company expects working capital requirements to increase. The Company expects to pursue additional equity and debt financing to meet future working capital requirements.

YEAR 2000 READINESS

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries in order to distinguish dates beginning "20" from dates beginning "19". As a result, computer systems and/or software used by many companies will need to be upgraded to comply with "Year 2000" requirements. This is commonly known as the "Year 2000 Issue". The Company is presently evaluating the impact of the Year 2000 Issue as it affects its business operations and interfaces with customers and vendors. The Company believes that its greatest Year 2000 risk is related to reimbursement from managed care payors. Risk also exists relative to the flow of inventory from vendors, including strips, monitors, lancets, and nurse triage, and relative to the fulfillment of orders. Minimal risks are associated with the Company's information technologies, financial systems and internal communications.

         The Company has developed an internal team, consisting of Grant Gables, Dale Tony, and Larry Wedekind, (the "Team") to assess the Company's Year 2000 readiness. The Team has completed a detailed inventory and risk assessment of all systems and business operations and has confirmed the Year 2000 readiness of most of the Company's suppliers, including Bayer, the Company's primary supplier of products. The Team is continuing to evaluate the Year 2000 readiness of the Company's smaller suppliers and will increase the inventory of products from any supplier that does not confirm its Year 2000 readiness. The Team engaged outside systems consultants to evaluate the Company's internal computer systems. After performing an upgrade on the Company's software, the consultants approved the Company's hardware and software systems as Year 2000 compliant.

      The Team has surveyed all of its managed care payors in an effort to assess their Year 2000 readiness. All have responded that they are Year 2000 compliant. Nonetheless, as the Company deems the risk of non-payment by these payors to be its greatest Year 2000 risk, the Company is attempting to increase its cash reserves to cover any delay in its receipt of payment from these managed care payors.

         The Company believes that the Year 2000 project compliance will cost approximately $5,000, of which it has already spent $1,000. The Company is committed to providing the necessary resources for Year 2000 compliance.

         Prior to year end 1999, the Company plans to develop Year 2000 contingency plans for continuing operations in the event of disruptions due to the Year 2000 Issue. There can be no assurance, however, that all instances of noncompliance which could have a material adverse effect on the Company's operations or financial condition have been identified. Additionally, there can be no assurance that the systems of other companies with which the Company transacts business will be corrected on a timely basis, or that such failure, or a correction which is incompatible with the Company's information systems, would not have a material adverse effect on the Company's operations or financial condition.

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         (A) EXHIBITS. The following exhibits are filed as part of this report:


                                INDEX TO EXHIBITS
Exhibit No.
--------------

11.1          --      Computation of Earnings Per Share.
27.1          --      Financial Data Schedule.

      (B)  Reports on Form 8-K............................................None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            MEDIQUIK SERVICES, INC.,
                             A DELAWARE CORPORATION
                                  (REGISTRANT)

Date    12/13/99                  /S/    GRANT M. GABLES
     ---------------         -------------------------------------------
                                          Grant M. Gables
                              President and principal financial officer