Form 10KSB40
period 1999-12-31
MEDIQUIK SERVICES INC
filed 2000-04-19
CIK 1062564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

/X/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
                         For the fiscal year ended 12/31/99


/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     (No Fee Required)

                         For the transition period from _________ to ___________

Commission file number  0-27123

                             MEDIQUIK SERVICES, INC.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

          DELAWARE                                     74-2876711
-------------------------------              ---------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

4295 SAN FELIPE, SUITE 200, HOUSTON, TEXAS.              77027
-------------------------------------------  ---------------------------------
    (Address of principal executive offices)           (Zip Code)

Issuer's telephone number (713) 888-1919
                          --------------

Securities registered under Section 12(b) of the Exchange Act:

     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------              -----------------------------------------

----------------------------------    -----------------------------------------

----------------------------------    -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, $.001 PAR VALUE PER SHARE
--------------------------------------------------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/ No / /
================================================================================

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     State issuer's revenues for its most recent fiscal year. $982,292

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     As of 04/29/2000: $6,863,988.24

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         6,032,007 shares of the Company's Common Stock issued and outstanding at December 31, 1999.

     Transitional Small Business Disclosure Format (Check one): Yes / /; No /X/

                                     PART I.

ITEM 1. DESCRIPTION OF THE BUSINESS

BUSINESS DEVELOPMENT

            MediQuik Services, Inc. (the "Company" or "MediQuik") was organized to take advantage of an identified niche market related to the delivery of health care, medical and pharmaceutical supplies. This market is the management of chronic disease patients for managed care payors by providing home delivery of pharmaceuticals and supplies, educational materials, and patient monitoring and consultations. These payors include self-insured, self-administered employers of all sizes, small to moderate sized health insurance companies and small to moderate sized health maintenance organizations, preferred provider organizations, and third-party administrators. The Company's first product is a Diabetes management program that includes Diabetes pharmaceutical and medical supplies. As this product matures, the Company intends to offer other chronic disease management products, such as respiratory management and congestive heart failure management services. Historically, as a cost saving and time saving strategy, MediQuik has contracted with other entities to receive, bundle and deliver goods and services rather than develop the necessary resources in-house.

            The Company's predecessor, also chartered under the name "MediQuik Services, Inc.," was organized in Delaware on April 7, 1998 ("Old MediQuik"). Effective December 31, 1998, Old MediQuik was merged with and into Cash Flow Marketing, Inc., a Delaware corporation ("Cash Flow"). Cash Flow was the surviving corporation and changed its name to MediQuik Services, Inc. Cash Flow was originally organized in Colorado on July 9, 1997, and changed its domicile to Delaware effective December 31, 1998. At the time of the merger, Cash Flow was a "shell" corporation with substantially no assets, business or operations.

            Pursuant to the terms of the merger, each stockholder of Old MediQuik received one share of common stock of the Company, $.001 par value per share ("Common Stock"), for each .9327 shares of common stock of Old MediQuik held by such stockholder. Each stockholder of Cash Flow received one share of Company Common Stock for each two shares of Cash Flow common stock held by such stockholders.

BUSINESS OF THE ISSUER

            In recent years, the demand for higher quality health care with reduced cost has prompted dramatic changes in the United States health care system. Managed care organizations have emerged to control costs. Today, more than two-thirds of all Americans with private health insurance are enrolled in these plans.

            MediQuik was organized to take advantage of these changes in the delivery of health care. The Company provides chronic disease management services to patients pursuant to contracts with managed care payors. MediQuik's services include home delivery of pharmaceuticals, supplies and educational materials, as well as patient monitoring and consultation services. MediQuik's customers include self-insured, self-administered employers of all sizes, small to moderate sized health maintenance organizations, third-party administrators and preferred provider organizations. By entering into agreements with the managed care payors, rather than individual patients, the Company believes that it will be able to rapidly obtain a larger patient base. When MediQuik enters into a contract with a managed care payor it typically becomes an approved provider for thousands of patients who may select MediQuik's products and services, ordinarily at a nominal cost to the patient. (Co-pay charges typically represent less than 20% of the price of MediQuik's products and services). Other providers generally sell directly to patients. For them, one sale ordinarily results in one patient.

            Generally, the Company enters into agreements with managed care payors which provide that, in consideration of being designated as a plan provider, the Company will provide services to plan participants at a discounted rate. The Company also offers capitated service contracts pursuant to which the managed care payor reimburses the Company based on the total number of participants in the plan rather than based on the amount of products and services actually consumed by the participants. Under capitated service contracts, MediQuik would share a portion of the risk related to program costs with the managed care payor. MediQuik is currently offering capitated services contracts to managed care payors but has not entered into any such contracts to date.

            The Company's first product is a Diabetes management program, the major profit component of which is the delivery of self testing supplies (test strips, lancets and alcohol prep pads) directly to the home of the patient. Diabetes Mellitus is the most common and most costly chronic disease in the United States. In a release dated November 1, 1998, the National Center for Chronic Disease Prevention and Health Promotion of the Centers for Disease Control and Prevention (the "CDC") estimated that 15.7 million people in the United States, or 5.9% of the population, have Diabetes. Of that number only about 10.3 million have been diagnosed. According to the American Diabetes Association, in 1997 the per capita costs of health care for people with Diabetes was $10,071 per year. Further, the Company believes that it will be positioned to provide services to an aging population with greater incidences of Diabetes.

            There is no cure for Diabetes. The disease can be controlled, but only if the patient is willing to actively participate in that control. In order to control Diabetes, the patient must regularly determine personal blood sugar levels. This is normally done at home by the patient and is a simple and relatively painless process. Patients use a lancet to prick a finger and draw a drop of blood that is deposited upon a test strip. The test strip is then introduced into a glucometer that displays the patient's blood sugar level a few seconds later.

            The Company believes that it can provide pharmaceuticals for the treatment of Diabetes to patients covered by managed care providers and to other MediQuik customers at substantial cost savings when compared with alternative delivery systems. MediQuik has focused on preventive Diabetes care products and services and has successfully negotiated supply contracts that permit the Company to purchase large quantities of Diabetes care products at favorable prices. In addition, by providing educational materials and patient monitoring and consultation services, the Company believes that it will provide better patient management, which reduces a patient's need for hospitalization and prevents the development of other chronic diabetic health related problems. After a patient is enrolled in the program, the Company will ship supplies to the patient's home bimonthly or quarterly. Because of the chronic nature of the disease, the Company expects its medical and financial relationship with a patient to continue for many years. As of December 31, 1999, the Company had entered into the following major provider agreements:

Major Providers:

National HealthCare Alliance, Inc.                Integranet
MultiPlan, Inc.                                   BCBS of Texas
USA Managed Care Organization, Inc.               Advantage Care Network
Cooperative Health Services of Colorado           Benefit Services, Inc.
SMC Benefits Services                             ProMed Health
Diocese of Lafayette                              Mediversal
Americaid


            The provider agreements generally provide that, in consideration of being designated as a plan provider, the Company will provide products and services to plan participants at a discounted rate. The provider agreements typically have a term of one to two years with provisions for automatic renewal unless terminated at the election of either party.

            The Company's agreements with its current purchasers described above will continue from year to year unless terminated by either party. The Company anticipates, however, that the revenue to be generated by its major provider agreements in the future will exceed the revenue generated from its current purchasers.

            To support its business activity, MediQuik has formed a strategic alliance with Bayer Corporation, a worldwide leader in the manufacturing and supply of Diabetes related products ("Bayer"). The Company has entered into a Mail Order and Mail Order Health Plan Patient Testing Compliance Agreement
(the "Mail Order Agreement"). Pursuant to the Mail Order Agreement, the Company has committed to purchase a certain volume of products from Bayer at a set price. In consideration of the Company's agreement to provide certain customer information to Bayer, Bayer has agreed to credit the Company's account based on the amount of the Company's purchase commitment. If the Company does not meet its purchase commitment, Bayer will charge the Company the difference between the credit given for its purchase commitment and the credit given for the amount actually purchased. As a result of the Bayer agreements, Bayer products are available to the Company at deeply discounted prices. The Bayer agreements allow MediQuik to sell Bayer products to managed care payors and long-term care facilities. The Company purchases approximately 90% of its products from Bayer. The Mail Order Agreement will expire 120 days after either party gives the other notice of its termination.

            After MediQuik achieves meaningful market penetration with the Diabetes management product, the Company intends to develop and offer respiratory management and congestive heart failure management services.

            In May 1999, MediQuik formed an 80% owned subsidiary known as ChronicRx.com to provide Internet-based pharmacy services. ChronicRx.com will focus on the chronic care niche and will specialize in prescription and non-prescription medicines and management products used to treat chronic diseases of all kinds. ChronicRx.com will provide 24-hour access to pharmacists, educational material regarding the diagnosis, symptoms and treatment of chronic illnesses, prescription and over-the-counter drugs, and personal care products for chronic disease patients. The Company believes that a number of factors poise ChronicRx.com for rapid growth: its access to discounted pharmaceuticals through its relationship with MediQuik; the availability of cost efficient mail-order distribution and the low cost and the wide market reach of the Internet. The Company believes that ChronicRx.com will be one of the first pharmacies on the Internet focused primarily on the management of chronic diseases. The Company anticipates that ChronicRx.com will begin offering on-line pharmacy services by the end of June 2000.

            ChronicRx.com also offers access to the Daily Health Zone, an interactive personal health management web site which provides information concerning preventative healthcare, nutrition, fitness and wellness. ChronicRx.com provides access to the web site to MediQuik's employer and managed care provider customers whose employees or plan participants, respectively, are permitted to access the web site for daily self-improvement tips, questions and answers, self-tests, news, reviews, and searchable health data. The web site permits employers and managed care providers to reward use of the web site by providing incentives based on frequency of activity. The Daily Health Zone web site is hosted by Murray Hill Communications, Inc. The Company is negotiating with Murray Hill in connection with the execution of a final agreement to purchase a license for the web site.

            The Company anticipates that ChronicRx.com will become a wholly owned subsidiary of the Company. The Company has reached agreements with the minority members to redeem their interests in the subsidiary. The Company has reached agreements with investors who have contributed cash to ChronicRx.com to exchange their interests in ChronicRx.com for shares in the Company at $1.75 per share.

            As a cost saving and time saving strategy, management has historically elected to outsource major components of the business. Historically, the Company has outsourced order fulfillment, billing, collections, utilization reporting, legal and accounting services and a portion of sales force. However, by December 31, 1999, the Company developed and implemented in-house enrollment, customer service, billing and collections departments. The Company intends to hire a chief financial officer with experience in working for public companies during the year 2000.

COMPETITION

            The business of providing blood sugar monitoring supplies by mail order is an immature industry characterized by high growth rates, low barriers to enter the business, and many small competitors. Of the many companies that are mail order providers of blood glucose monitoring supplies, most do not directly compete with MediQuik because they generally concentrate on Medicare patients by direct solicitation, rather than focusing on health care payors. To the knowledge of the Company, each sells to patients rather than payors under distribution agreements with the major manufacturers that provide for relatively small price discounts. The Company believes that these companies have little or no impact on the business of MediQuik. For them, one sale results in one patient. For MediQuik, one sale will likely produce hundreds or thousands of patients.

            Several companies do compete with MediQuik in the traditional fee for service market. MediQuik is aware of two companies that have exclusive marketing agreements with certain manufacturers that target payors as clients rather than individual patients. National Diabetic Pharmacies, Inc. ("NDP"), is based in Roanoke, Virginia. NDP works primarily with diabetic managed care patients and has approximately $18,000,000 in annual sales. NDP distributes products manufactured by Boehringer Mannheim. TM Supply, Inc. doing business as Total Medical Supply, located in Dothan, Alabama also competes with the Company. It has a distribution agreement with Home Diagnostics, Inc., which manufactures health care products. The Company believes that Total Medical Supply has historically concentrated on Medicare business but has begun to shift into the managed care private sector. MediQuik believes that neither NDP nor Total Medical Supply is currently soliciting capitated agreements.

            MediQuik has developed a program that shares cost containment directly with the payor, which makes MediQuik effective as both a capitated fee and a fee for service provider. MediQuik believes that it is the first company in its industry to offer capitated fee contracts. Under such an arrangement, a managed care payor would make payments to the Company based on the total number of participants in its plan rather than the amount of products and services actually consumed by its participants. Under capitated fee contracts the Company risks that the cost of products and services it provides will exceed fees paid, but the Company believes that capitated contracts will create a financial commonality of interest with its potential clients. Once payor clients recognize the advantages of capitated agreements, the Company believes that its competitors will adopt this strategy. The Company believes that it should acquire market share as quickly as possible. MediQuik is currently offering capitated service contracts to managed care payors but has not entered into any such contracts to date.

THE INDUSTRY

            The U.S. demand for Diabetes monitoring and maintenance, supplies, pharmaceuticals and equipment is expected to grow from $4.692 billion in 2000 to $6.545 billion by 2005. According to a March 1996 report of the Genesis Group Associates, Inc. entitled "The Diabetes Dilemma Managing Markets and Technology" (the "Genesis Report"), both the U.S. population and the incidence of Diabetes in the U.S. population appear to be increasing. The Genesis Report also indicates that on a worldwide basis, Johnson & Johnson, Boehringer Mannheim, Bayer and MediSense, Inc. are the major manufacturers in the field.

Effective July 1, 1998, Medicare coverage was extended pursuant to the Balanced Budget Act of 1997 to permit the reimbursement of Diabetes self-testing supplies, as well as educational and training services for Diabetes. Management of the Company believes that managed care payors will view Medicare's reimbursement guidelines as the baseline for pricing these products and services.

            MARKET SEGMENTATION. The Company believes that there are five business models in the market for Diabetes testing supplies, pharmaceuticals and equipment:

            1. RETAIL PHARMACIES. Retail pharmacies typically offer a range of products from different manufacturers that are available without prescription. Purchasers may be reimbursed directly by their insurance carrier or Medicare for Diabetes care products. Most payors, including Medicare, reimburse patients for the cost of the supplies less annual deductible and co-payment amounts. Rules for qualification and reimbursement for private insurance and Medicaid patients vary from state to state.

            2. MANAGED CARE PROVIDERS. Some managed care providers distribute Diabetes care products directly to patients covered by their plan. The Company understands that many managed care providers have distribution agreements with certain manufacturers of Diabetes care products.

            3. MAIL ORDER. Mail order suppliers often enroll patients directly and do not depend on managed care payor referrals. Mail order suppliers tend to concentrate on Medicare patients and often have distribution agreements with each of the major manufacturers. Mail order suppliers usually handle billing and collecting from third-party payors for the patient. The patient is responsible to the supplier for deductible and co-pay amounts.

            4. MANAGED CARE REFERRED PROVIDERS. Certain providers receive patient referrals directly from managed care providers. Of the three companies the Company knows in this segment, the Company believes that each has an exclusive agreement with a manufacturer that provides a pricing advantage over other supply sources. The Company offers significant price discounts to the payors and attempts to secure agreements whereby the managed care provider waives deductible and co-payment amounts for their patients.

            5. CAPITATED FEE PROVIDERS. Although the Company is not aware of any provider of Diabetes services that offer a capitated fee arrangement, the Company has, itself developed such a system. Under capitated fee arrangements, the Company agrees to provide certain Diabetes-related services for a group of patients for a fixed fee. MediQuik believes that it is the only company prepared to enter into agreements with payors to share in the financial risk of patient treatment.

            CHARACTERISTICS OF DIABETES. Diabetes is a disease characterized by high levels of blood glucose. During the normal digestion process, the body converts food into glucose (sugar) to be used by the body's cells as a source of energy. Insulin, a hormone produced by the pancreas gland, is necessary for normal utilization of glucose by most cells in the body. In people with Diabetes, insulin is either absent, not produced in sufficient amounts, or the body does not respond to the insulin that is produced. Without insulin or effective use of insulin, the body cannot use glucose for energy. Instead, glucose builds up in the blood, creating high sugar levels in the body. Diabetes is typically categorized into four types:

            1. Type 1 Diabetes was previously called Insulin-Dependent Diabetes Mellitus or Juvenile-Onset Diabetes. According to the CDC, Type 1 Diabetes may account for 5% to 10% of all diagnosed cases of Diabetes. Risk factors contributing to the development of the disease are less well defined for Type 1 Diabetes than for Type 2 Diabetes, but autoimmune, genetic, and environmental factors are involved in the development of this type of Diabetes.

            2. Type 2 Diabetes was previously called Non-Insulin-Dependent Diabetes Mellitus or Adult-Onset Diabetes. The CDC estimates that Type 2 Diabetes may account for about 90% to 95% of all diagnosed cases of Diabetes. Factors associated with Type 2 Diabetes include age, obesity, family history of Diabetes, prior history of Gestational Diabetes, impaired glucose tolerance, physical inactivity, and ethnicity. According to the CDC, African Americans, Hispanic or Latin Americans, American Indians, and some Asian Americans and Pacific Islanders are at particularly high risk for Type 2 Diabetes.

            3. Gestational Diabetes develops in 2% to 5% of all pregnancies, according to the CDC, but disappears when a pregnancy is over. The CDC also reports that Gestational Diabetes occurs more frequently in African Americans, Hispanic/Latin Americans, American Indians, and persons with a family history of diabetes. Obesity also increases the risk of Gestational Diabetes. Women who have a history of Gestational Diabetes are at increased risk for later developing Type 2 Diabetes. According to the CDC, some studies have found that nearly 40% of women with a history of Gestational Diabetes developed Diabetes in the future.

            4. "Other specific types" of Diabetes result from specific genetic syndromes, surgery, drugs, malnutrition, infections, and other illnesses. The CDC reports that such types of Diabetes may account for 1% to 2% of all diagnosed cases of Diabetes.

            PREVALENCE OF DIABETES IN THE UNITED STATES. In a release dated November 1, 1998, the CDC estimated that 15.7 million people in the United States, or 5.9% of the population, had Diabetes and that approximately 798,000 new cases of Diabetes are diagnosed each year. The cases were segmented as follows:

            Total (diagnosed and undiagnosed): 15.7 million, Diagnosed: 10.3 million, Undiagnosed: 5.4 million, Type 1 Diabetes: 1 million Type 2 Diabetes:
14.9 million Women: 8.1 million (8.2% of all adult women) Men: 7.5 million (8.2% of all adult men) Children age 19 years or younger: 123,000 (.16% of all people in this age group) Adults age 65 years or older: 6.3 million
(18.4% of all people in this age group)

            The distribution of Diabetes among adults, reported by race and ethnicity (diagnosed and undiagnosed), is as follows: African Americans, 10.8%; Mexican Americans, 10.6%; White Americans, 7.8%; American Indians and Alaska Natives, 9%.

            According to the American Diabetes Association, the total cost of Diabetes in 1997 was estimated to be $98 billion. Direct costs, estimated to be $44.1 billion in 1997, include costs attributable to medical treatment. Indirect costs, estimated to be $54 billion in 1997, include costs attributable to disability and mortality.

            Based on death certificate data, the CDC reported that Diabetes contributed to the deaths of 193,140 persons in 1996. According to the CDC, however, it is believed that death certificate data under-represents deaths for which Diabetes is the cause or a contributing factor. Diabetes was the seventh leading cause of death listed on U.S. death certificates in 1996, according to CDC's National Center for Health Statistics. Diabetes is the sixth leading cause of death by disease.

            Treatment emphasizes control of blood glucose through blood glucose monitoring, regular physical activity, meal planning, and attention to relevant medical and psychosocial factors. In many patients, oral medications and/or insulin injections are also required for appropriate glucose control. Treatment of Diabetes is an ongoing process that is planned and regularly reassessed by the health care team, the person with Diabetes, and his or her family. Patient and family education are important parts of the process. Type 1 Diabetes can only be treated with insulin injections. About 40% of Type 2 Diabetes patients use insulin.

            Diabetes can lead to significant long-term complications especially where the disease has not received proper treatment for long periods. The following table identifies some of the long-term complications and contains certain statistical data evidencing the relationship to Diabetes:

Complication                        Relationship to Diabetes
Heart disease                       The American Diabetes Association reports
                                    that heart disease is 2 to 4 times more
                                    common in adults with Diabetes and is
                                    present in 75% of Diabetes-related deaths.

Stroke                              According to the American Diabetes
                                    Association, the risk of stroke is 2 to 4 times higher in people with Diabetes.

High Blood Pressure                 The CDC estimates that 60 to 65% of people
                                    with Diabetes have high blood pressure.

Blindness                           Diabetes is the leading cause of new cases
                                    of blindness among people 20 to 74 years of
                                    age, according to the CDC, and 12,000 to
                                    24,000 new cases of blindness each year are
                                    caused by diabetic retinopathy.

Nerve Disease                       The CDC reports that about 60 to 70% of
                                    people with Diabetes have mild to severe
                                    forms of diabetic nerve damage (with such
                                    manifestations as impaired sensation or pain
                                    in the feet or hands, delayed digestion of
                                    food in the stomach, carpal tunnel syndrome,
                                    and other nerve problems). Severe forms of
                                    diabetic nerve disease are a major
                                    contributing


                                    cause of lower extremity amputations.

Amputations                         More than half of lower limb amputations in
                                    the United States occur among people with
                                    Diabetes according to reports by the CDC.
                                    From 1993 to 1995, the average number of
                                    amputations performed each year among people
                                    with Diabetes was 67,000.

Dental Disease                      According to the CDC, periodontal disease, a
                                    gum disease that can lead to tooth loss,
                                    occurs with greater frequency and severity
                                    in people with Diabetes. They report one
                                    study which found that 30% of Type 1
                                    Diabetes patients age 19 years or older had
                                    periodontal disease.

Complications of Pregnancy          The rate of major congenital malformations
                                    in babies born to women with pre-existing
                                    Diabetes varies from 0 to 5% in women who
                                    receive preconception care to 10% in women
                                    who do not receive preconception care,
                                    according to the CDC. 3% to 5% of
                                    pregnancies among women with Diabetes result
                                    in death of the newborn; this compares to a
                                    rate of 1.5% for women who do not have
                                    Diabetes.

Kidney Disease                      The American Diabetes Association reports
                                    that Diabetes is the leading cause of kidney
                                    disease, accounting for 40% of new cases.

ACQUISITION STRATEGY

            In addition to the internal growth of the Company described above, the Company intends to grow by acquiring additional chronic disease management companies. Through such acquisitions, the Company intends to develop or increase its capability to conduct order fulfillment, billing and collecting, sales, utilization, reporting and other operations for the home delivery of prescription drugs and disease management products and supplies to patients nationwide.

DEPENDENCE ON MAJOR CUSTOMERS

            The Company depends on the managed care payors with which it has provider agreements. If any managed care providers with which the Company does business determine to end their relationships with the Company, and the Company is not able to secure new relationships, the Company's future business and operating results could be materially and adversely affected. In addition, the managed care industry is undergoing substantial consolidation. In the event payors which currently have provider agreements with the Company are acquired by payors not associated with the Company, the acquired payor may elect to terminate its agreement with the Company.

INTELLECTUAL PROPERTY

            The Company is in the process of applying for registration of the service mark "MediQuik" with the United States Patent and Trademark Office. In an Office Action dated August 30, 1999, the United States Trademark and Patent Office indicated that they had performed a search and found no similar registered or pending mark which would bar registration. The Company believes there will be no material adverse effect on its business if it is not able to register the name. If the Company's registration is unsuccessful and a competitor registers the name, the competitor might bring an infringement action against the Company. If such an infringement action were successful, the competitor could require the Company to change its name or pay a license fee for the use of the name. If a competitor were to use the name, the Company may lose customers who are confused by the similarity of the Company's name and the name of its competitor.

GOVERNMENTAL REGULATIONS

            Numerous state and federal laws and regulations affect the Company's business and operations. Some of those laws and regulations are discussed below. The Company believes that it is operating its business in substantial compliance with all existing legal requirements material to the operation of its business. There are, however, significant uncertainties regarding the application of many of these legal requirements. The Company cannot provide assurance that a regulatory agency charged with enforcement of any of these laws or regulations will not interpret them differently than the Company has. The Company cannot guarantee that if an enforcement action is brought against the Company, that the Company would prevail. In addition, there are numerous proposed healthcare laws and regulations at the federal and state levels, many of which may materially affect the Company's ability to conduct its business as it is presently conducted or adversely affect the Company's results of operation.

            The Company is unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to the Company's business or the healthcare industry in general, or what effect such legislation or regulations may have on the Company. The Company cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could have a material adverse effect on the Company's business or results of operation. The Company believes that its operations are currently subject to these laws only to a limited extent, however, because the Company's current customers are managed care payors whose revenue is primarily derived from private rather than government sources.

            ANTI-REMUNERATION LAWS. The Company is subject to federal and state anti-remuneration laws, such as the Medicare/Medicaid anti-kickback laws, which govern certain financial arrangements among health care providers and others who may be in a position to refer or recommend patients to such providers. These laws prohibit, among other things, direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or the recommending of, a particular provider of health care items or services. The Medicare/Medicaid anti-kickback law has been broadly interpreted to apply to certain contractual relationships between health care providers and sources of patient referral. State laws vary from state to state, are sometimes vague and seldom have been interpreted by courts or regulatory agencies. Violation of these laws can result in civil and criminal penalties, and exclusion of health care providers or suppliers from participation in (i.e., furnishing covered items or services to beneficiaries of) the Medicare and Medicaid programs.

            BILLING REGULATION. Certain provisions in the Social Security Act authorize penalties, including exclusion from participation in Medicare and Medicaid, for various billing-related offenses. The Department of Health and Human Services can also initiate permissive exclusion actions for improper billing practices such as submitting claims "substantially in excess" of the provider's usual costs or charges, failure to disclose ownership and officers, or failure to disclose subcontractors and suppliers.

            FEDERAL AND STATE ASSISTANCE PROGRAMS. Funds received by the healthcare providers under Medicare and Medicaid are subject to audit with respect to the proper application of various payment formulas. Such audits can result in retroactive adjustments of revenue from these programs, resulting in either amounts due to the government agency from the provider or amounts due the provider from the government agency. The Company does not currently receive payments under any Medicare or Medicaid program, but it may elect to engage in such business in the future.

            ENVIRONMENTAL LAWS. Certain federal and state laws govern the handling and disposal of medical, infectious and hazardous waste. Although MediQuik sells and supplies products that could be deemed medical, infectious or hazardous waste after use by the patient, the Company is not involved in the handling or disposal of such materials after use by patients.

Further, the Company does not manufacture products, own real property, or engage in activities which involve hazardous materials, result in the discharge of pollutants into the environment or are likely to result in the violation of any existing environmental rules and/or regulations. Consequently, the Company believes it is in compliance with federal, state and local laws and regulations regarding environmental matters that may be applicable to it, if any. To date, the Company has not incurred any material costs in complying with such laws and regulations and does not anticipate that costs of compliance with such regulations will have a material affect on its future expenditures, earnings or competitive position.

EMPLOYEES AND CONSULTANTS

            As of March 31, 2000, the Company and its subsidiaries had approximately 13 full-time employees. The employees of the Company are not subject to collective bargaining agreements and management believes relations with employees are good. As of March 31, 2000, the Company also pays four full-time consultants.

ITEM 2. DESCRIPTION OF PROPERTY

            The Company's executive and administrative offices are located at 4295 San Felipe, Suite 200, Houston, Texas 77027, which facilities are leased by the Company from an unaffiliated third party. The Company's lease covers 3,820 square feet and expires on June 30, 2004. The monthly rental rate for such premises is $5,252.50. As of March 1, 2000, the Company leased an additional 1,844 square feet in the basement of the same premises for a rental amount of $1,950.00 per month. In total, the Company occupies 5,664 square feet in the 4295 San Felipe building. Because services related to many of the Company's business activities are provided by contractors or consultants rather than Company employees, the Company requires only limited office space and facilities for its operations. The Company believes that the current facilities are adequate for its present needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required on terms acceptable to the Company. The Company has no present intent to invest in real estate, real estate mortgages or persons primarily engaged in real estate activities; however the Company may change this policy at any time without a vote of security holders. The Company has obtained insurance to cover certain risks related to the premises as required by the terms of the lease.

ITEM 3. LEGAL PROCEEDINGS

            Neither the Company, nor any of its subsidiaries or any of its properties is a party to any legal proceedings that are not routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted during the fourth quarter of the 1999 fiscal year to a vote of security holders.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            As yet the Company's Common Stock has experienced limited trading activity. A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company does not have control. Although previously listed on the NASD Over the Counter Bulletin Board (OTCBB), at present the Company's Common Stock is listed publicly on the National Quotation Bureau's Pink Sheets under the Symbol "MDQK". The following table sets forth the high and low sale prices for the Common Stock (as reported by the Pink Sheets) for the periods indicated since the inception of trading in January 1999. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period                                     High        Low
------                                    ------      -----
First Quarter (from January 26, 1999
through March 31, 1999)                   $4.625      $1.75
Second Quarter                            $7.875      $3.125
Third Quarter                              $4.50      $1.125
Fourth Quarter (from October 1, 1999
to October 8, 1999)                        $2.00      $1.50

            On December 6, 1999 the last reported sales of the Common Stock on the OTCBB was $2.50. As of March 31, 2000, there were 148 holders of record of the Common Stock, as shown on the records of the Transfer Agent and Registrar of the Common Stock. Since many shares may be held by investors in nominee names, such as the name of their broker or their broker's nominee, the number of record holders often bears little relationship to the number of beneficial owners of the Common Stock.

            The Company has never paid any cash dividends on its stock and anticipates that for the foreseeable future it will retain earnings, if any, for use in the operation of its business.

Payments of cash dividends in the future will depend upon the Company's earnings, financial condition, any contractual restrictions, restrictions imposed by applicable law, capital requirements and other factors believed relevant by the Company's Board of Directors.

         In December 1999, the Company through certain officers acting on its behalf, began selling unregistered securities through a private placement for a maximum offering of $6,000,000. The price per unit is $2.00, and each unit consists of one share of common stock and a warrant to purchase two shares of common stock. As of December 31, 1999 MediQuik had raised $215,000 in cash from this offering. The units are being offered in reliance on the exemption from registration provided by Rule 506 of Regulation D as promulgated by the SEC.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

         MediQuik is a healthcare services company specializing in the delivery of chronic disease management programs to chronically ill patients on behalf of managed care payors.

         The Company's business was organized on April 7, 1998, and began full-time operations in July 1998 as Old MediQuik. Effective December 31, 1998, Old MediQuik merged with and into Cash Flow Marketing, Inc., with Cash Flow as the surviving corporation. Cash Flow changed its name to MediQuik Services, Inc. immediately following the merger. This transaction has been treated as a capital transaction in substance rather than a business combination; thus, the accounting is similar to a reverse acquisition but no goodwill and/or intangibles have been recorded. As a result Old MediQuik is considered the accounting acquirer for financial statement purposes. Therefore, the financial statements of the Company for periods prior to January 1, 1999 are the financial statements of Old MediQuik, not Cash Flow Marketing, Inc.

         Although initial Company revenues were derived primarily through product sales, the Company has expanded beyond product delivery and has become a full disease management provider working to improve patient care and reduce costs to managed care payors. The Company currently offers managed care agreements based on fee-for-service and capitated fee arrangements.

         The Company is currently serving patients with Diabetes and is developing new disease management programs for other high cost, chronic diseases, such as asthma and congestive heart failure. MediQuik is focusing on certain diseases with large afflicted patient populations where clinical research indicates that active management will improve the health condition of the patient and reduce the financial burden for managed care payors. The Company is in the process of conducting research regarding the new disease management programs.

         MediQuik offers comprehensive disease monitoring and maintenance solutions by providing pharmacy and diagnostic products, disease education, adherence review and reporting, and personal health resources via the U.S. Mail, telephone and the Internet. The Company provides a complete line of blood glucose monitoring systems, testing strips, lancets, swabs, insulin pumps, compliance and wound care products for diabetes patients, and the Company is adding new products and services to complement existing disease management programs. MediQuik is focused on delivering high quality products and services to chronic disease patients for insurance organizations that bear the primary financial risk for healthcare treatment. MediQuik also works directly with health maintenance organizations (HMOs), preferred provider organizations (PPOs), self-insured companies and other third-party payors
(TPAs) in an effort to enhance the quality of life for chronically ill patients and improve the financial outcomes for managed care payors. The Company also provides billing and collection activities on behalf of the patient to the healthcare plan.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal cash requirements to date have been to fund working capital in order to support growth of net sales. Because revenue from operations has been inadequate to completely fund these requirements, the Company has supplemented its revenue from operations with proceeds from its private offerings of securities, loans and extensions of credit from vendors in order to meet its working capital requirements. The Company anticipates that as revenue from sales to managed care plans increases, the Company will be able to satisfy all of its funding requirements for operations from such revenue. The Company had an aggregate of $47,424 in cash as of December 31, 1999.

         The Company has $130,000 of 15% Subordinated Debentures originally due in June and December 1999. The Company paid $15,000 of the debentures in July 1999, $55,000 in December 1999, and $10,000 in March,1999 and has received an extension on the balance of $50,000, plus accrued interest, until June 2000. The debentures are owed to significant shareholders of the Company. The Company has accrued wages of approximately $178,000 primarily to Company officers and insiders who are significant shareholders in the Company. The Company expects to pursue additional equity and debt financing to meet future working capital requirements.

         Accounts receivables are primarily derived from payments due to the Company by managed care plans and providers. As revenues increase, the Company expects working capital requirements to increase. Standard medical billing cycles for managed care plans average between 45-60 days. The Company expects to experience similar billing cycles as direct managed care plan business increases.

         In July 1999, the Company obtained a verbal agreement to provide up to $100,000 of credit so long as an officer of the Company maintains sufficient compensating balances in accounts with the lender. Pursuant to this arrangement, R. Craig Christopher, Chief Operating Officer of the Company, deposited $100,000 with First Bank Texas N.A. ("First Bank") and transferred $35,000 to the Company's account, which the Company subsequently repaid to Mr. Christopher without interest. Mr. Christopher currently maintains a $100,000 compensating balance with First Bank to support the Company's liquidity needs. Neither First Bank nor Mr. Christopher have made any commitment to continue this practice, and it could be terminated by either First Bank or Mr. Christopher at any time.

         In December 1999, the Company began raising money from private investors through a Private Placement Memorandum. As of December 31, 1999, MediQuik has raised $215,000 in cash. The PPM established a unit price of $2.00 per unit. The unit includes one share of MediQuik common stock and two warrants to purchase a share of common stock exercisable at $2.00 per share.

         Pursuant to an asset purchase agreement with Scardello Marketing Group, LLC ("SMG") in July 1999, the Company assumed a Commercial Revolving or Draw Note, dated May 19, 1999, in the original principal amount of $25,000 executed by SMG for the benefit of First Bank and with a maturity date of June 5, 2001. The outstanding principal amount of the note is currently $0, which bears interest at a variable rate per annum of 1.5% over the prime rate as quoted and adjusted by First Bank. The Company expects to seek additional lines of credit to finance inventory purchase requirements associated with revenue growth.

         On March 31, 2000, MediQuik signed a Letter of Intent with MiraQuest Capital Holdings, Inc (MiraQuest). The terms of Letter of Intent provide MediQuik with $2,000,000 in initial funding and an equity interest in MiraQuest, an Internet Holding Company comprised primarily of business-to-business entities. As of the date of this filing, MediQuik has received $300,000 in advances pursuant to the terms of the Letter of Intent. MiraQuest has a stated value of $400,000,000. MediQuik is being valued at approximately $13,000,000 ($2.00 per share). The transaction would provide MiraQuest with 70%-80% of the voting stock in MediQuik. MediQuik has engaged the financial advisory firm of Howard, Frazier, Barker, Elloitt, Inc. to provide a fairness opinion on the transaction. MiraQuest has several healthcare internet holdings including Everfill.com, JITMedical,com and Seniorcities.com.

RESULTS OF OPERATIONS

         MediQuik is rapidly expanding through internal sales growth and plans to conduct strategic acquisitions to further fuel growth and accelerate the time to market of additional planned services. During 1998 and 1999, the Company established: (i) corporate marketing and fulfillment operations; (ii) contractual relationships with product manufacturers; (iii) contractual relationships with specialty service providers; (iv) contractual relationships with insurance payors and provider networks; (v) contractual relationship with a pharmacy products distribution company; and (vi) initial patient enrollment and fulfillment operations.

         During 1999, the Company expanded its sales efforts, signing 6 new diabetes management contracts.

REVENUE FROM OPERATIONS

         The Company commenced operations in July 1998 and received its initial revenue in August 1998. For the period from April 7, 1998 to December 31, 1998, the Company reported revenue of $372,226. Total revenue increased to $982,292 for the 12 months ended December 31, 1999.

         Revenue growth was primarily derived from diagnostic product sales to managed care plans, providers and patients. The Company is currently deriving the majority of its revenues through direct sales to managed care plans. The Company expects to realize significant improvement in gross margin percentages with increased direct managed care plan revenues. Cash flow from operations has not been sufficient to fund all of the Company's initial operating activities to date.

         MediQuik receives patients primarily through agreements with managed care plans and provider networks. Management believes that enrollment in managed care plans has increased in recent years and, as a result, patient referrals generated through the managed care plans should increase.

GROSS PROFIT

         The Company commenced operations in July 1998 and received its initial gross profit in August 1998. For the period from April 7, 1998 to December 31, 1998, the Company reported gross profit of $54,673 or 14.7% of revenue for the period. Gross profit increased to $257,687 or 26.2% of revenue, for the 12 months ended December 31, 1999.

         Gross profit was derived from diagnostic product sales to managed care payors and patients. The gross profit percentage is the result of volume purchase discounts. The Company expects continued increases in gross profit percentage with increased direct sales to managed care plans.

OPERATING EXPENSES

         For the period from April 7, 1998 to December 31, 1998, operating expenses were $856,532. Operating expenses increased to $3,380,248 for the 12 months ended December 31, 1999, an increase of 295%. The increase in operating expenses is primarily associated with the initiation of operating business activities including marketing and selling expenses, general and administrative costs, consultant's compensation and the hiring and training of staff. Operating expenses include the effect of $1,508,742 in several non-cash equity transactions.

NET LOSS

         The Company experienced a net loss of $829,854 for 1998, primarily attributed to the development of the Company's business operations. Net loss increased to $3,129,659 for the 12 months ended December 31, 1999. Net Loss includes the effect of $1,508,742 in several non-cash equity transactions. The Company expects the net loss to decrease with increased revenues and gross profits from business operations.

ITEM 7. FINANCIAL STATEMENTS



INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of MediQuik Services, Inc.
Houston, Texas

         We have audited the accompanying consolidated balance sheets of MediQuik Services, Inc. and subsidiary (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year ended December 31, 1999 and for the period from April 7, 1998 (date of incorporation) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999 and for the period from April 7, 1998 (date of incorporation) to December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE



Houston, Texas
April 5, 2000

MEDIQUIK SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                               December 31,    December 31,
                                                                  1999             1998
                                                             ------------------------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                 $    47,424         $  7,578
   Accounts receivable, net of allowance of $88,702
     and $0, respectively                                        141,695           50,785
   Advances                                                            -           16,000
   Inventory                                                      21,737           79,093
                                                             -----------         --------
                Total current assets                             210,856          153,456

PROPERTY AND EQUIPMENT:

   Office equipment                                               74,850              249
   Less accumulated depreciation                                  (7,215)             (29)
                                                             -----------         --------

                Total property and equipment                      67,635              220

GOODWILL AND OTHER ASSETS                                      1,140,527           61,651
                                                             -----------         --------
TOTAL                                                        $ 1,419,018         $215,327
                                                             ===========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

   Accounts payable                                          $  199,479          $153,656
   Accrued expenses                                             598,208           100,908
   Notes payable and subordinated debentures                     85,000           280,000
                                                             -----------         --------
                Total current liabilities                       882,687           534,564

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock - 1,000,000 shares authorized, none
      issued and outstanding
   Common stock - $.001 par value 25,000,000 shares
      authorized; 6,032,007 shares issued and outstanding
      at December 31, 1999 and 4,849,173 shares issued and
      outstanding at December 31, 1998                            6,033             4,849
   Additional paid-in capital                                 4,489,811           505,768
   Accumulated deficit                                       (3,959,513)         (829,854)
                                                             -----------         --------
                Total stockholders' equity (deficit)            536,331          (319,237)
                                                             -----------         --------
TOTAL                                                        $ 1,419,018         $215,327
                                                             ===========         ========

See accompanying notes to financial statements.

MEDIQUIK SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                 Year           Period from
                                                                Ended         April 7, 1998 to
                                                              December 31,      December 31,
                                                                 1999               1998
                                                           -----------------------------------
SALES                                                       $   982,292          $  372,226

COST OF SALES                                                   724,605             317,553
                                                            -----------          ----------
GROSS PROFIT                                                    257,687              54,673

OPERATING EXPENSES:
    Salaries - officers                                         412,323             138,000
    Consulting fees                                           1,613,590             433,712
    Other                                                     1,354,335             284,820
                                                            -----------          ----------
                Total operating expenses                      3,380,248             856,532
                                                            -----------          ----------
LOSS FROM OPERATIONS                                         (3,122,561)           (801,859)

OTHER INCOME (EXPENSE):
    Interest income                                               3,048                 315
    Other income                                                 14,114                   -
    Interest expense                                            (24,260)            (28,310)
                                                            -----------          ----------
                Total other (expense) income                     (7,098)            (27,995)
                                                            -----------          ----------
NET LOSS                                                    $(3,129,659)         $ (829,854)
                                                            ===========          ==========
BASIC AND DILUTED LOSS PER SHARE                            $     (0.57)         $    (0.21)
                                                            ===========          ==========
BASIC WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                   5,537,900           3,934,409
                                                            ===========          ==========
DILUTED WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                   5,540,589           3,934,409
                                                            ===========          ==========

See accompanying notes to financial statements.

MEDIQUIK SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE PERIOD FROM APRIL 7, 1998 (DATE OF INCORPORATION) TO DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                                          Additional
                                                                 Common    Paid-In      Accumulated
                                                       Shares    Stock     Capital        Deficit      Total
                                                    ----------------------------------------------------------
BALANCE, APRIL 7 1998 (Date of Incorporation)

   Proceeds from issuance of Founders' shares         110,000    $  110                             $     110

   Acquisition of MediQuik Services LLC assets      2,750,000     2,750                                 2,750

   Proceeds from issuance of warrants                                      $  11,000                   11,000

   Issuance of warrants for consulting services       117,961       118      235,922                  236,040

   Issuance of restricted stock                     1,000,000     1,000                                 1,000

   Conversion of Convertible Debt                      75,000        75        2,925                    3,000

   Acquisition of Cash Flow Management Inc.           662,165       662                                   662

   Proceeds from exercise of warrants and
      issuance of common stock                        134,047       134      255,921                  256,055

   Net loss                                                                              $(829,854)   (829,854)
                                                    ---------    ------    ---------     ---------    ---------
BALANCE, DECEMBER 31, 1998                          4,849,173     4,849      505,768      (829,854)   (319,237)

   Repurchase of unexercised warrants                                        (12,880)                   (12,880)

   Proceeds from issuance of common stock             570,500       571    1,167,030                  1,167,601

   Issuance of common stock under consulting
      agreements                                      272,334       273    1,017,169                  1,017,442

   Issuance of warrants for consulting services                              463,100                    463,100

  Issuance of common stock under employment
    agreement                                          10,000        10       28,190                     28,200

  Acquisition of Scardello Marketing Group LLC
    assets                                            330,000       330    1,237,170                  1,237,500

  Proceeds received for interest in subsidiary                                84,264                     84,264

   Net loss                                                                             (3,129,659)  (3,129,659)
                                                    ---------    ------    ----------  ------------  ----------
BALANCE, DECEMBER 31, 1999                          6,032,007    $6,033    $4,489,811  $(3,959,513)  $  536,331
                                                    =========    ======    ==========  ============  ==========

See accompanying notes to financial statements.

MEDIQUIK SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                           Year          Period from
                                                           Ended       April 7, 1998 to
                                                         December 31,   December 31,
                                                            1999            1998
                                                         -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                  (3,129,659)    $ (829,854)
Adjustment for noncash transactions:

  Common stock and warrants issued for services            1,508,742        240,040
  Depreciation and amortization                              139,879          9,141
  Provision for losses on accounts receivable                 88,702              -
Net changes in assets and liabilities:

  Accounts receivable                                       (179,612)       (50,785)
  Advances                                                         -        (16,000)
  Inventory                                                   57,356        (79,093)
  Accounts payable                                            45,823        153,656
  Accrued expenses                                           497,300        100,908
  Other assets                                                52,630        (70,763)
  Other                                                      (10,699)              -
                                                         -----------     -----------

           Net cash used in operating activities            (929,538)      (542,750)
                                                         -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES -

  Capital expenditures                                       (74,601)          (249)
                                                         -----------     -----------

           Net cash used in investing activities             (74,601)          (249)
                                                         -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from debt issuance                                 25,000        280,000
  Repayment of indebtedness                                 (220,000)             -
  Repurchase of unexercised warrants                         (12,880)             -
  Proceeds from sale of common stock                       1,167,601        270,577
  Proceeds from sale of interest in subsidiary                84,264              -
                                                         -----------     -----------
           Net cash provided by financing activities       1,043,985        550,577
                                                         -----------     -----------

NET INCREASE IN CASH                                          39,846          7,578

CASH, beginning of period                                      7,578              -
                                                         -----------     -----------

CASH, end of period                                      $    47,424     $    7,578
                                                         ===========     ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid                                            $    26,365     $       -

NONCASH TRANSACTIONS

Restricted stock award                                   $        -      $   1,000
Debt converted to stock                                           -          3,000
Stock issued in MediQuik Services LLC acquisition                 -          2,750
Acquisition of Scardello Marketing Group assets           1,237,500            -


See accompanying notes to financial statements.

MEDIQUIK SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD
FROM APRIL 7, 1998 (DATE OF INCORPORATION) TO DECEMBER 31, 1998
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND BUSINESS ACTIVITY - MediQuik Services, Inc. ("MediQuik") was organized in Delaware on April 7, 1998. On April 7, 1998, MediQuik issued an aggregate of 2,750,000 shares of its common stock to designees of MediQuik Services, LLC in consideration of the transfer of certain assets of MediQuik from MediQuik Services, LLC. Effective December 31, 1998, MediQuik was merged with and into Cash Flow Marketing, Inc., a Delaware corporation ("Cash Flow"), which, as the surviving corporation, subsequently changed its name to MediQuik Services, Inc. (the "Company"). This transaction has been treated as a capital transaction in substance, rather than a business combination; thus the accounting is similar to a reverse acquisition but no goodwill and/or intangible has been recorded. As a result, MediQuik is considered the acquiring entity for financial statement purposes, and the financial statements for the period prior to January 1, 1999 are those of MediQuik Services, Inc, not Cash Flow, the legal acquirer.
         In connection with the merger, the Company issued an aggregate of 4,849,000 shares of common stock to the stockholders of MediQuik and Cash Flow. At the time of the merger, Cash Flow was a "Shell" corporation with substantially no assets, business or operations.
         PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of MediQuik Services, Inc. and its subsidiary ChronicRX.com (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated.
         USE OF ESTIMATES - The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that directly affect the results of reported amounts of assets, liabilities, revenues, and expenses. Actual results may differ from these estimates.
         REVENUE AND COST RECOGNITION - The Company generates revenue from provider agreements by delivering medical supplies directly to patients covered by these provider agreements. The Company recognizes revenues from sales contracts when products are shipped. The Company has not experienced any product returns to date.
         INVENTORY - Inventory consists of chronic disease management products and is reflected in the consolidated financial statements at the lower of cost (first in first out) or market.
         CASH AND CASH EQUIVALENTS - Cash and cash equivalents for purposes of these consolidated financial statements are considered to be all highly liquid debt instruments with an original maturity of three months or less.

         BAD DEBTS - An allowance for bad debts provided for based on management's best estimates of amounts that are deemed uncollectible. Such allowance is $88,702 and $0 at December 31, 1999 and 1998, respectively.
         PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. The cost of betterments are added to the property accounts. Maintenance and repair costs are charged to expenses as incurred. Upon disposal of an asset, the difference between the sales proceeds and the net book value is charged or credited to income. The Company follows the American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" to determine when to capitalize or expense costs incurred to develop or obtain internal use software, such as the internet site. Under this guidance, the Company expenses costs incurred in the preliminary project stage and thereafter capitalizes costs incurred in developing or obtaining internal use software. Certain costs, such as licensing, maintenance and training, are expensed as incurred. Depreciation of property is provided using primarily the straight-line method over the following estimated useful lives:

                            Classification                            Years
                   Internet site                                        3
                   Office equipment                                     5
                   Furniture and fixtures                               7

         Depreciation expense was $7,186 and $29 for the year ended December 31, 1999 and the period from April 7, 1998 to December 31, 1998, respectively.
         GOODWILL AND OTHER ASSETS - The cost over the fair value of net assets acquired (goodwill) is amortized by the straight-line method over five years. At December 31, 1999, goodwill amounted to $997,120 (net of accumulated amortization of $110,791).
         As a result of the purchase of assets from MediQuik Services, LLC, the Company has recorded an identified intangible in other assets related to certain contracts acquired. This intangible ceased to be of value to the Company during 1999 and an impairment of $52,539 has been recognized in the 1999 consolidated statements of operations. As of December 31, 1998, the accumulated amortization is $9,112.
         The Company reviews goodwill and intangible assets on a quarterly basis to determine if such intangibles have been impaired. Any impairment would be recognized in the statement of operations.
         SIGNIFICANT CUSTOMERS- The Company had sales to five significant customers of approximately 87% for the year ended December 31, 1999 and to a single significant customer of approximately 86% for the period ended December 31, 1998. Such customers represented approximately 80% of the accounts receivable balances at December 31, 1999 and 1998.
         COMPREHENSIVE INCOME - In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS 130 is effective for periods beginning after December 31, 1997. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of the period other than transactions with owners in their capacity of owners. As of December 31, 1999 and 1998, there are no adjustments ("Other Comprehensive Income") to net loss in deriving comprehensive income.
         SEGMENT DISCLOSURES - In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments. SFAS 131 is effective for periods beginning after December 31, 1997. The Company currently operates under one segment.
         DERIVATIVES - In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999 FASB issued SFAS No. 137, which delays the effective date for implementation of SFAS 133 to fiscal years beginning after June 15, 2000. The Company held no derivatives in 1999 or 1998 and believes that SFAS No. 133, when adopted effective January 1, 2001, will not materially impact its financial position or results of operations.
         FAIR VALUES OF FINANCIAL INSTRUMENTS - At December 31, 1999 and 1998, the carrying amounts of the Company's cash, receivables and payables approximated their fair values.

2.    EARNINGS PER SHARE

         The Company has adopted SFAS 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share ("EPS"). SFAS 128 requires the presentation of "basic" and "diluted" EPS on the face of the consolidated statement of operations. Basic EPS amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. No dilutive securities of the Company were outstanding at December 31, 1998; however, warrants to purchase 250,000 shares of common stock at exercise prices ranging from $3.00 - $4.00 per share were issued from February to April 1999. In addition, in connection with the sale of certain common stock during 1999, the Company issued warrants to purchase 215,000 shares of common stock at an exercise price of $2.00. Since the Company incurred a loss for all periods presented, any dilutive securities would have been excluded, as they would be anti-dilutive to basic EPS.

3.    ACQUISITIONS

         The Company entered into an agreement to purchase certain assets of Scardello Marketing Group, LLC ("SMG") on June 18, 1999; this acquisition was effective and was closed July 1999. The Company acquired the Exclusive Marketing Representative Agreement ("Marketing Agreement") between SMG and the Company with a term of five years ending in 2004, acquired certain computer equipment, and acquired all documents, materials, target lists, customer lists, and receivables, if any, derived from the Marketing Agreement. The Company also assumed a note payable of $25,000 due to a bank but also received the proceeds of such note.
         In connection with the acquisition of SMG's assets during July 1999, 330,000 shares of common stock were issued to SMG and the Company forgave $15,396 in debt due from SMG. The Company acquired the assets of SMG primarily to obtain rights to the Marketing Agreement and services of the principal of SMG to further internally develop the Company's business.
         The allocation of purchase price is summarized as follows:

              Total purchase price                                                        $1,256,896
                                                                                          ==========
              Amount allocated to book value of net assets acquired at cost                    3,000
              Amount allocated to intangibles (amortized over 5 years)                    $1,253,896
                                                                                          ----------
              Total recorded amount of purchased assets                                   $1,256,896
                                                                                          ==========

4.    SUBSIDIARIES

         In May 1999, MediQuik formed an 80% owned subsidiary known as ChronicRX.com to provide Internet-based pharmacy services. ChronicRX.com will focus on the chronic care niche and will specialize in prescription and non-prescription medicines and management products used to treat chronic diseases of all kinds.
         ChronicRX.com has a net loss of approximately $139,500 for the year ended December 31, 1999 and has a deficiency in net assets. Accordingly, the Company has not recognized a liability to the minority interest.
         The Company anticipates that ChronicRX.com will become a wholly-owned subsidiary of the Company. In March 2000, the Company reached agreements with investors who have contributed cash to ChronicRX.com to exchange their interest in ChronicRX.com for shares of the Company at $1.75 per share.

5.    INCOME TAXES

      The Company has a net operating loss carryforward of approximately $2,730,000 and $734,000 as of December 31, 1999 and 1998, respectively, that may be applied against future federal taxable income. This loss gives rise to a deferred tax asset at December 31, 1999 and 1998 of approximately $928,000 and $249,000, respectively. Management has established a valuation allowance equal to the amount of the deferred tax asset, as it is more likely than not that the Company will not be able to realize this asset. The loss carryforward begins to expire on December 31, 2018.

6.    NOTES PAYABLE

         Notes payable and subordinated debentures consist of the following:

                                                                        December 31,    December 31,
                                                                           1999             1998
Note payable to bank with variable interest rate at 1.5% over
   Prime, due June 5, 2001                                               $  25,000       $      -
Three notes payable, $50,000 each to shareholders with interest
   at 9%, payable February 20, 1999                                              -        150,000
Subordinated debentures payable to shareholders with interest at
   15%, payable in two installments of $15,000 each, due on June 30,
   1999 and December 31, 1999                                                    -         30,000
Ten subordinated debentures payable, $10,000 each to certain shareholders with interest at 15%, due on June 30, 1999 and
   December 31, 1999                                                        60,000        100,000
                                                                         ---------       --------
                                                                         $  85,000       $280,000
                                                                         =========       ========

         Of the amounts due in June and December, 1999, $220,000 was paid during 1999. The remaining $60,000 payment due on December 31, 1999 has been extended until June 30, 2000.
         In July 1999 the Company obtained a verbal agreement to provide up to $100,000 of credit so long as an officer of the Company maintains sufficient compensating balances in accounts with the lender. Repayment of such line of credit has been guaranteed by the same officer of the Company.
         The three 9% notes payable had an original aggregate principal balance of $153,000. Each of the notes payable provided for $1,000 of the outstanding principal to be convertible into 25 shares of the Company's common stock for $1.00 of debt converted. In August 1998 the three note holders each converted $1,000 of principal into 25,000 shares of common stock.

7.    EQUITY TRANSACTIONS

         WARRANTS - From February to April 1999, the Company issued new warrants to purchase 250,000 shares of common stock at an exercise price ranging from $3.00 to $4.00 per share in consideration for services provided. All warrants expire by April 30, 2000; the Company has recorded an expense of $463,100 based on the fair value of the warrants as of the grant date.
         In December 1999, in connection with the sale of common stock the Company issued warrants to purchase 215,000 shares of common stock at an exercise price of $2.00. The warrants begin to become exercisable in June 2000 and expire in December 2001.
         In April 1998 the Company issued warrants for the purchase of 1,100,000 shares of MediQuik common stock at an exercise price ranging from $2.00 to $5.00 per share in consideration of $11,000. Additionally, performance-based warrants for the purchase of 440,000 shares of common stock were issued to a consultant at an exercise price of .001 per share; during November 1998, warrants for the purchase of 117,961 shares of common stock were exercised based on the performance criteria. The Company has recorded compensation expense of $236,040 based on the fair value of the common stock issued in November 1998.
         Following consummation of the Cash Flow merger, the consulting agreement was amended and all unexercised warrants were repurchased for $12,880.

         PRIVATE STOCK OFFERINGS - In February 1999 the Company issued 350,000 shares of common stock for $700,000.
         In June 1999 the Company issued 75,000 shares of common stock for $150,000.
         In July 1999 the Company issued 38,000 shares of common stock for $102,601.
         In December 1999, the Company issued 107,500 shares of common stock and warrants for $215,000.
         From August to October 1998, warrants for the purchase of 134,047 shares of common stock were exercised for $256,055.
         OTHER EQUITY TRANSACTIONS - During February to December 1999, the Company issued 282,334 shares of common stock to various consultants and employees of the Company at a fair value of approximately $1,024,642.
         On April 7, 1998, the Company issued 110,000 shares of common stock for $110.
         On April 15, 1998, the Company granted 1,000,000 shares of common stock, pursuant to the Company Stock Incentive Plan, to certain key executives at a value of $.001 determined by the Board of Directors for issuance during 1998.
         On April 15, 1998, the Company granted 300,000 non-vested shares of common stock to a consultant for financial advisory and corporate consulting services at a value of $.001 determined by the Board of Directors for issuance by April 14, 1999. Such shares were canceled in connection with the amended consulting agreement referred to above.

8.    RELATED PARTY TRANSACTIONS

         As of December 31, 1999 and 1998, the Company had certain outstanding receivable balances of $0 and $22,865 with related parties and payable balances of $40,250 and $19,644, respectively. The receivable amounts derive from sales in the ordinary course of business and the payable amounts relate to certain consulting services.
         During the periods ended 1999 and 1998, the Company paid for business plan development and investment banking services furnished by an affiliate and certain consulting and legal services performed by other related parties. During the periods ended December 31, 1999 and 1998, the Company incurred expenses of $154,750 and $173,500 for these services, respectively, which are included in the statement of operations. In addition, the Company has accrued wages of $178,345 primarily to Company officers who are shareholders of the Company.

9.    STOCK INCENTIVE PLAN

         The Company completed a Stock Incentive Plan to provide stock incentives to certain key employees and directors of the Company. An aggregate of 1,500,000 shares of common stock may be issued pursuant to the Stock Incentive Plan. See Note 7 for information concerning shares issued in connection with the stock incentive plan.

10.   COMMITMENTS AND CONTINGENCIES

         The Company has entered into several provider agreements with various corporations for terms ranging from one to five years. The Company supplies diagnostic products to the patients under these provider agreements. The Company has also entered into two consulting agreements containing monthly fees.
         LEASE - On May 7, 1999, the Company entered into a new five-year lease agreement for office space. The minimum lease payments under such agreement are as follows:

                              2000           $  63,030
                              2001              63,030
                              2002              63,030
                              2003              63,030
                              2004              31,515
                                             ---------
                              Total          $ 283,635
                                             =========

         Rent expense amounted to $55,414 and $29,369 for the periods ended December 31, 1999 and 1998, respectively. In March 2000, the Company leased additional office space. The minimum lease payments will increase $23,400 for each year due to the additional lease payment.
         PURCHASE COMMITMENTS - The Company has entered into an agreement with a supplier of diabetes management products to purchase certain minimum quantities of product on an annual basis in order to receive specified discounted prices.
         LOST SHARE CERTIFICATE - During July 1999, the Company authorized and issued a certificate for 330,000 shares of common stock to SMG. The certificate was issued with a restricted legend on the face. As of April 5, 2000 the Company has not been able to locate it. As a result, the Company placed the certificate on hold with the stock transfer agent immediately upon realization that the certificate was lost during 1999. The Company authorized and issued an additional certificate for 330,000 shares of common stock to SMG. SMG confirms that it received only the second certificate. The Company does not believe that the shares will ever be located and presented in exchange for value and accordingly the shares have not been included as outstanding shares, as of December 31, 1999. The restriction of the shares and the hold placement with the stock transfer agent are basis for the Company's opinion. The Company plans to cancel such certificate during 2000.
At December 31, 1999 the fair market value of 330,000 shares was approximately $680,000. If such shares had been outstanding during 1999 the basic and diluted loss per share would have been $(0.55)

11.   SUBSEQUENT EVENTS

         On March 31, 2000, the Company signed a Letter of Intent with MiraQuest Capital Holdings, Inc. (MiraQuest) to issue to MiraQuest an amount of common stock equal to the amount of the Company's outstanding stock, including issuances due certain employees, contractors, consultants and any unexercised Warrants and Options, just prior to the issuance. The intent is to convey to MiraQuest a 50% ownership of the common stock of the Company on a fully diluted basis. At closing MiraQuest will additionally purchase a quantity of voting preferred stock sufficient to provide MiraQuest with a target of 70% to 80% ownership. The Letter of Intent allows for convertible debt as an alternative to or supplement to preferred stock.
         In return for the common and preferred stock, MiraQuest will provide to the Company a minimum of $2 million cash net of any advances and MiraQuest stock for the remaining sum required to equal the valuation of the Company.
The Company has received $200,000 in advances from MiraQuest as of April 5, 2000 with an additional $200,000 due in two equal weekly distributions.
         The Company's principal cash requirements to date have been to fund working capital in order to support growth of net sales. Because revenue from operations has been inadequate to completely fund these requirements, the Company has supplemented its revenue from operations with proceeds from its private offerings of securities, loans and extensions of credit from vendors in order to meet its working capital requirements. The Company anticipates that as revenue from sales to managed care plans increases, the Company will be able to satisfy all of its funding requirements for operations from such revenue. The Company has received $274,000 from the issuance of 137,000 shares of common stock through April 5, 2000.

                                     *******

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
            The following table sets forth certain information concerning the Company's executive officers and directors. The members of the Board of Directors are divided into three classes, as nearly equal in number as possible. Generally, members are elected for a three-year term, with the term of one class expiring each year. Howard B. Butler, Jr. is a Class I director, William J. Marciniak is a Class II director, and Grant M. Gables is a Class III director. The term of the Class I director expires at the Company's next annual meeting of stockholders. The terms of the Class II and Class III directors expire at the annual meeting of stockholders to be held in 2001 and 2002, respectively. At each annual meeting of stockholders, directors of the class the term of which then expires will be elected by the holders of the Common Stock to succeed those directors whose terms are expiring. Officers are elected annually by, and serve at the discretion of, the Company's Board of Directors.

Name                      Age       Position
William Marciniak         49        Interim CEO, Vice President of Marketing and
                                    Director
Grant M. Gables           35        Executive Vice President, COO and Director
Howard B. Butler, Jr.     52        Secretary, Treasurer, Corporate Counsel and
                                    Director
R. Craig Christopher      55        Vice President of Product Fulfillment
Benjamin J. Scardello     45        Vice President of Managed Care Services
Lawrence J. Wedekind      44        Director
Donald Holmquest, MD      61        Health Care Counsel

            WILLIAM J. MARCINIAK has been an officer and director of the Company since April 7, 1998. Since 1989, Mr. Marciniak has served as an independent consultant to the health care industry. In such capacity he developed employer funded employee stock ownership plans for the Mediplex Companies, an infusion therapy company. In addition, he developed a medical receivables securitization program for Advacare, Inc., a medical billing company, that was funded by Prudential and arranged a $100,000,000 private placement for Medical Funding, Inc. and $100,000,000 credit facility for Home Health Plan, Inc. for the acquisition of infusion pharmacies. From 1982 to 1989 he was President of Bankers United Trust and from 1974 to 1982 Regional Manager of International Bank and Trust. Mr. Marciniak graduated from Southern Illinois University in 1973 with a major in business administration and a minor in mathematics.

            GRANT M. GABLES has been an officer and director of the Company since April 7, 1998. Mr. Gables has served as executive management with three health care billing and technology companies since January 1995. From March 1997 until June 1998, he was Vice President of Marketing for MediNet EDI Solutions with responsibility for strategic planning and development of technology for health care organizations. From

September 1995 until February 1997, he was Executive Vice President of Reimbursement Assurance Corporation with responsibility for operations and sales and emphasis on information delivery technology for health care groups. From January 1995 until August 1995, Mr. Gables was with Rapid Reimbursement, Inc. as Chief Operating Officer with responsibility for installation of medical billing capability and management of claims processing and medical billing. From March 1994 until December 1994, he was General Partner of GMG Capital Funding Company with responsibility for investment analysis and financial planning for health care companies. He was Senior Vice President of International Trade Exchange, Inc. from May 1992 until March 1994. Mr. Gables graduated from Texas A & M University in 1987 with a Bachelors of Business Administration degree with a major in finance and from the University of Houston in December 1993 with a Masters of Business Administration - Finance with concentrations in finance and marketing.

            HOWARD B. BUTLER, JR. has been an officer and director of the Company since April 7, 1998. Mr. Butler has been a practicing attorney in Houston, Texas since 1972 and a sole practitioner since 1986. He is a 1969 graduate of Lamar University, Beaumont, Texas with a Bachelor of Business Administration in economics and a 1972 graduate of the University of Houston College of Law.

            R. CRAIG CHRISTOPHER has been an officer of the Company since July 1, 1998. His primary responsibilities involve the development of strategic alliances and distribution channels for MediQuik's health care products and services. Prior to joining MediQuik, Mr. Christopher held senior level management positions with a number of health care companies, most notably as founder and Chairman of the Board of Directors of Taylor Medical, Inc., a distributor of health supplies ("Taylor"). During his tenure, Taylor expanded from a single location in Texas to 32 offices in 14 states having 150 sales representatives and achieved total annual sales of $100 million. While at Taylor, Mr. Christopher developed methods for marketing medical supplies to physicians and new training and communications procedures to make the sales force more responsive. In addition, Mr. Christopher led the development of strict operating controls for Taylor. Mr. Christopher is a 1966 graduate of Rice University where he was a scholarship athlete.

            BENJAMIN J. SCARDELLO has been an officer of the Company since July 27, 1999. Mr. Scardello has held senior management and officer positions with both regional and national firms in the retail and health care industries. Prior to joining MediQuik, he was the founder and President of Scardello Marketing Group, L.L.C. ("SMG"), which was formed to support the national marketing plans of MediQuik. Prior to his association with MediQuik, Mr. Scardello served as a Vice President for FH&R Healthcare Services, Inc., a Houston based information management company. While at FH&R, he co-developed a series of new healthcare information technologies designed to help physicians, hospital and insurance companies improve their ability to manage health care operations under a managed care reimbursement environment. In the early 1990's, Mr. Scardello founded and served as President of Triad, a medical billing company with over 200 employees serving leading healthcare providers throughout the nation.

            LAWRENCE J. WEDEKIND served as Chief Executive Officer of the Company from September 7, 1999 to his resignation from that position in March 2000. He currently serves the Company as a director. In addition, Mr. Wedekind serves as President and Chief Executive Officer of IntegraNet Gulf Coast, Inc., an independent practice association, and Greater Gulf Health Plan, Inc., a non-profit occupational medicine network. Mr. Wedekind, has 20 years of experience in the healthcare industry, including management, marketing and strategic development both in for-profit and not-for-profit entities. Since 1997, Mr. Wedekind has served as President and Chief Executive Officer of Greater Gulf Medial Alliance, Inc., a comprehensive healthcare management service organization. From 1996 to 1997, Mr. Wedekind managed and developed multiple clinics for William D. Clark, M.D., who currently serves as medical director of both IntegraNet Gulf Coast and Greater Gulf Health Plan. From 1995 to 1996, Mr. Wedekind served as administrator of Yale Hospital, a 99-bed hospital located in Houston, Texas which was suffering financial difficulties prior to Mr. Wedekind's engagement. In 1994, he served as the court-appointed administrator of Twin Oaks Medical Center, a hospital located in Ft. Worth, Texas, which was being reorganized under bankruptcy proceedings pursuant to Chapter 11 of the United States Bankruptcy Code. In 1977, Mr. Wedekind received a Bachelor of Science degree in Business Administration from the University of Florida and, in 1979, he also received a Masters of Health and Hospital Administration from the same school.

         DONALD HOLMQUEST, M.D., J.D., Ph.D., received an undergraduate degree in electrical engineering and computers then shifted to medicine. He continued his education and completed a Ph.D. in physiology with a focus on computer processing of physiological data. Following one year of internal medicine training, he served for several years as a Scientist Astronaut with NASA. At NASA, he was in the Apollo and Skylab programs, working to implement medical experiements in space. After completeing his fellowship work and specialty boards in nuclear medicine, Dr. Holmquest returned to academic medicine where he worked as Associate Dean on the startup of the new medical school at Texas A&M University. After leaving the new medical school, Dr. Holmquest spent several years in private practice. During his years in private practice, Dr. Holmquest completed law school. After completing law school, Dr. Holmquest began a practice in healthcare law, which he has continued for almost twenty years. During his practice in law, he has worked for numerous healthcare providers and ventures and served on the Boards of Directors of two large national hospital systems. More recently, Dr. Holmquest has begun to focus his energies on small healthcare startup companies, particularly in the Internet arena. Dr. Holmquest and is a member of many professional and non-professional organizations including the American Fighter Pilots Association.

ITEM 10. EXECUTIVE COMPENSATION

            The following table sets forth for the period ended December 31, 1999 all compensation received or accrued by the Chief Executive Officer and by each of the other most highly compensated executive officers ("Named Executive Officers"). As of the date hereof, the Company has not entered into employment agreements with the

Named Executive Officers. Before his resignation, the Company had an employment agreement with Lawrence J. Wedekind, who served as Chief Executive Officer of the Company.

            For current executive officers, salaries paid as of December 31, 1999, were as follows:

                                 Annual             Bonus   Long-Term Compensation
Name and Principal               Compensation(1)
Position(4)                      Salary(2)                     Restricted Stock
                                                                 Awards(3)
William J. Marciniak             $76,000            -       $100.00
Vice President of Marketing
Grant M. Gables                  $86,000            -       $400
Executive Vice President, COO
R. Craig Christopher             $76,000            -       $250
VP of Product Fulfillment
Benjamin J. Scardello            $42,000            -       $250
VP of Managed Care Services

H
(1) The named executives received no compensation for periods prior to April 7, 1998, the date of organization of Old MediQuik. Salaries reflected herein are as of December 31, 1999.
(2) In 1999 salaries were deferred in amounts as follows: Mr. Marciniak, $26,000; Mr. Gables, $22,000; Mr. Christopher $24,625; and Mr. Scardello, $15,000. In 1998 salaries were deferred in amounts as follows: Mr. Gables, $14,000; Mr. Marciniak, $14,000; and Mr. Christopher, $12,625.
(3) Based on an estimated value of $0.001 per share for shares of restricted stock issued by Old MediQuik pursuant to the Stock Incentive Plan (defined below). The issuers right to repurchase the shares of restricted stock expired June 17, 1999.
(4) Each of the executives listed herein has been paid $8,000 per month since January 1, 2000. As in previous years, if the Company experiences cash-flow difficulties, the executives may not be paid the full amount of their compensation in any given month. Further, such executives may not be paid such deferred compensation in later months.

EXECUTIVE EMPLOYMENT AGREEMENTS

            The Company has not entered into employment agreements with the Named Executives Officers. On September 7, 1999, the Company entered into a one year employment agreement with Mr. Wedekind which was renewable for additional one year periods at Mr. Wedekind's option if his efforts resulted in providing the Company with an additional 40,000 patients by the end of his initial term. However, Mr. Wedekind resigned his position effective March 31, 2000. Pursuant to his employment agreement with the Company, the Company paid Mr. Wedekind a total of $15,000 in cash and 51,000 shares of Common Stock of the Company. The Company intends to engage Mr. Wedekind as a consultant at $4,000 per month.

STOCK INCENTIVE PLAN

            The Board of Directors of the Company has approved and adopted by written consent, the MediQuik Services, Inc. Stock Incentive Plan (the "Stock Incentive Plan"). The purpose of the Stock Incentive Plan is to provide deferred stock incentives to certain key employees and directors of the Company who contribute significantly to the long-term performance and growth of the Company. The following description provides a summary of the Stock Incentive Plan. Such summary does not purport to be complete.

            GENERAL PROVISIONS OF THE STOCK INCENTIVE PLAN. The Stock Incentive Plan is administered by the Board of Directors or a committee of the Board of Directors duly authorized and given authority by the Board of Directors to administer the Stock Incentive Plan (the Board of Directors or such designated Committee as administrator of the Stock Incentive Plan shall be hereinafter referred to as the "Board"). The Board has exclusive authority to administer the Stock Incentive Plan including without limitation, to select the employees to be granted awards under the Stock Incentive Plan, to determine the type, size and terms of the awards to be made, to determine the time when awards will be granted, and to prescribe the form of instruments evidencing awards made under the Stock Incentive Plan. The Board is authorized to establish, amend and rescind any rules and regulations relating to the Stock Incentive Plan as may be necessary for efficient administration of the Stock Incentive Plan. Board action with respect to the Stock Incentive Plan requires a majority vote of the members of the Board taken at a meeting at which a quorum is present (currently three directors).

            Three types of awards are available under the Stock Incentive Plan:
(i) nonqualified stock options or incentive stock options, (ii) stock appreciation rights, and (iii) restricted stock. An aggregate of 1,500,000 shares of Common Stock may be issued pursuant to the Stock Incentive Plan, subject to adjustment to prevent dilution due to merger, consolidation, stock split or other recapitalization of the Company.

            The Stock Incentive Plan does not affect the right or power of the Company or its stockholders to make or authorize any major corporate transaction such as a merger, dissolution or sale of assets. Under terms of the Stock Incentive Plan, if the Company is dissolved, liquidated or merged out of existence, each participant will be entitled to a benefit as though he became fully vested in all previous awards to him immediately prior to or concurrently with such dissolution, liquidation or merger. The Board may provide that an option or stock appreciation right will be fully exercisable, or that a share of restricted stock will be free of such restriction upon a change in control of the Company.

            The Stock Incentive Plan may be amended at any time and from time to time by the Board of Directors but no amendment which increases the aggregate number of shares of Common Stock that may be issued pursuant to the Stock Incentive Plan will be effective unless it is approved by the stockholders of the Company. The Stock Incentive Plan will terminate upon the earlier of the adoption of a resolution by the Board of Directors terminating the Stock Incentive Plan, or ten years from the date of the Stock Incentive Plan's initial approval by the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 31, 2000 as to (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each Director of the Company, (iii) each Executive Officer of the Company and (iv) all Directors and Officers of the Company as a group.

Name of Beneficial Owner               Shares of Common    Percent of Class (2)
                                       Stock Owned (1)
Fisher Management Group, Inc.(3)       1,317,642           21.84%
3121 Buffalo Speedway, Ste. 5407
 Houston, Texas 77098

Grant M. Gables(4)                       972,756           16.13%
11549 Riverview Way
Houston, Texas 77077

Jocody Financial , Inc. 5773             474,543            7.87%
Woodway, Suite 290
Houston, Texas 77057

Howard B. Butler, Jr.                    313,784            5.20%
7721 San Felipe
Houston, Texas 77063

Roger Cotrofeld, Jr.                     306,637            5.08%
123 Mohawk Drive
Fort Plain, NY 13339

R. Craig Christopher                     272,865            4.52%
8335 Ariel
Houston, Texas 77074



William Marciniak (5)                    332,373            5.51%
908 Antler
Schertz, Texas 78164

Benjamin J. Scardello (6)                171,450            2.84%
17003 Windrow Drive
Spring, Texas 77379

Lawrence J. Wedekind (7)                  21,500            0.36%
16266 Salmon Drive
Spring, Texas 77379

Donald Holmquest                          25,000            0.41%
109 Marrakesh
Bellaire, TX  77401

All Officers and Directors as a group  2,109,728           34.97%
(7 persons)

(1) Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the Shares of Common Stock beneficially owned.
(2) Represents the number of shares of Common Stock beneficially owned by each named person or group, expressed as a percentage of all of the shares of such class outstanding as of such date without giving effect to 250,000 shares issuable pursuant to warrants held by consultants and advisors to the Company.
(3) Such shares are attributable to Fisher Management Group, Inc. in its capacity as general partner of various limited partnerships which each own shares of Common Stock.
(4) Includes 474,543 shares held by Jocody Financial, Inc., a corporation wholly owned by Mr. Gables' spouse.
(5)  Includes 196,208 shares held by Mr. Marciniak's minor children
(6)  Includes 30,708 shares held by Mr. Scardello's spouse.
(7) Includes 11,500 shares held by Greater Gulf Medical Alliance, Inc., of which Mr. Wedekind is the sole shareholder and serves as president and chief executive officer.

ITEM 12. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

ACQUISITION OF ASSETS

            Effective April 7, 1998, MediQuik Services, L.L.C., a Nevada limited liability company ("MSL"), transferred its interest in six provider agreements to the Company in exchange for 2,750,000 shares of Common Stock (the "MSL Shares"), the forgiveness of MSL's indebtedness to Old MediQuik in the amount of $64,404, and the assumption by the Company of payment obligations under the 15% Subordinated Debentures (the "Debentures") issued by MSL in the aggregate principal amount of $130,000. The Debentures are payable in two equal installments due on June 30, 1999 and December 31, 1999. The Debentures accrue interest at a rate of 15% per annum, which is payable quarterly. Fisher Management Group, Inc., which beneficially owns 22.20% of the outstanding Common Stock, is the General Manager of MSL.

            Jana J. Gables, Howard B. Butler, Jr., and Grant M. Gables acted as promoters of the Company and Jacody Financial , Inc., a corporation owned by Jana J. Gables, wife of Grant M. Gables, received 451,000 of the MSL Shares, as a designee of MSL in proportion to its interest in the MSL Assets. Grant M. Gables and Howard B. Butler, Jr. purchased 88,000 and 22,000 shares, respectively, in connection with the organization of the Company for a purchase price of $.01 per share.

            Effective July 27, 1999, the Company acquired certain assets of Scardello Marketing Group LLC ("SMG") in exchange for $25,000 in cash, the forgiveness of SMG's indebtedness to the Company in the amount of $15,396, and 330,000 shares of Common Stock. The assets acquired from SMG include contract rights, rights to assumed names, revenues and accounts receivable, customer lists, books and records, claims or causes of action and computer hardware and software. Benjamin J. Scardello, an executive officer of MediQuik, is the managing member and 57.5% owner of SMG.

FINANCIAL CONSULTING AND OTHER SERVICE AGREEMENTS

            Effective April 7, 1998 the Company entered into a Consulting Agreement with The Fisher Group, an Oklahoma limited partnership ("Fisher") and an affiliate of the Company, for acquisition and financial consulting services to continue until terminated by either party. The Fisher agreement initially provided for the payment of a monthly fee in the amount of $8,000 plus reimbursement of expenses. In August, 1999, the Fisher agreement was amended, reducing the monthly fee to $2,000 plus reimbursement of expenses. Fisher Management Group, Inc., which beneficially owns 22.20% of the outstanding Common Stock, is the general partner of Fisher. The Company believes that the Fisher agreement provides for services on terms no less favorable to the Company than those which would be obtained from unrelated parties.

            Effective April 7, 1998 the Company entered into a Consulting Agreement with Jocody Financial, Inc. ("Jocody"), an affiliate of the Company, for acquisition and financial consulting services to continue until terminated by either party. The Jocody agreement initially provided for the payment of a monthly fee in the amount of $8,000 plus reimbursement of expenses. In August, 1999, the Jocody agreement was amended, reducing the monthly fee to $2,000 plus reimbursement of expenses. Jocody owns 8.00% of the Common Stock of the Company and is wholly-owned by Jana J. Gables. The

Company believes that the Jocody agreement provides for services on terms no less favorable to the Company than those which would be obtained from unrelated parties.

            In June, 1999, the Company entered into an Agreement with Scardello Marketing Group LLC ("SMG") for SMG to assist in the acquisition of a diabetic pharmaceutical supply company ("DPS, Co.") by MediQuik and in the financing of that acquisition. Upon the acquisition of DPS, Co. by the Company, SMG will receive 200,000 shares of MediQuik Common Stock or options to acquire such MediQuik Common Stock in consideration for the successful acquisition. In addition, if the Company acquires DPS, Co., SMG will receive 100,000 shares of Common Stock or options to acquire such MediQuik Common Stock in consideration for arranging financing for the acquisition on terms as set forth in the Agreement, whether or not MediQuik utilizes the financing source. Benjamin J. Scardello, an executive officer of MediQuik, is the managing member and 57.5% owner of SMG. The Company believes that the Scardello Agreement provides for services on terms no less favorable to the Company than those that would be obtained from unrelated parties.

         On August 2, 1999, the Company entered into an Independent Contractor Agreement (the "Agreement") with Chronic Disease Solutions, L.C., an affiliate of Mr. Wedekind ("Chronic Disease Solutions"). Under the Agreement, Chronic Disease Solutions agrees to market the Company's products and services to patients covered by third party payor agreements.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         There were no reports on Form 8-K filed during the last quarter of 1999.

                                INDEX TO EXHIBITS

Exhibit No.       Description of Exhibit
-----------       ----------------------
*(b)(3)(i)        Certificate of Incorporation of MediQuik
*(b)(3)(ii)       Bylaws of MediQuik
*(b)(10)          Material Contracts
                  - Ancillary Services participating Provider Agreement,
                  dated February 6, 1998 for PPO/EPO Networks between
                  MediQuik and National Healthcare Alliance, Inc.
                  - Participating Facility Agreement, dated February 1,
                  1998 between MediQuik and Multiplan, Inc.
                  - Health Care Service Ancillary Agreement, dated April
                  7, 1998 between MediQuik and USA Managed Care Organization,
                  Inc.
                  - Letter Agreement, dated May 25, 1999, between MedQuik
                  and Cooperative Health Services of Colorado
                  - 1998 Mail Order and Mail Order Testing Compliance
                  Agreement dated October 2, 1998 between MediQuik and
                  Bayer Corporation
                  - 1999 Nursing Home/Long Term Care/Home Health Care
                  Distributor Agreement dated February 9, 1999, between
                  MediQuik and Bayer Corporation
                  - Lease Agreement, dated May 7, 1999, between Bancroft
                  Building Houston, LP and MediQuik
                  - Letter Agreement, dated June 18, 1999, between MediQuik
                  and SMG regarding acquisition of a diabetic pharmaceutical supply company
                  - Provider Agreement, effective July 1, 1999, between
                  MediQuik and Advantage Care Network, Inc.
                  - Employment Agreement, effective September 7, 1999,
                  between MedQuik and Lawrence J. Wedekind
                  - Ancillary Provider Agreement dated February 27, 1998,
                  between MediQuik and Global Medical Solutions, Inc.


                  - Agreement, dated August 6, 1999, between MediQuik and
                  Murray Hill Communications, Inc.
(b)(21)           Subsidiaries of the Registrant
(b)(27)           Financial Data Schedule

*Previously filed with the Commission