Form 10KSB40/A
period 1999-12-31
MEDIQUIK SERVICES INC
filed 2000-04-20
CIK 1062564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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
                                             =========

         Rent expense amounted to $55,414 and $29,369 for the periods ended December 31, 1999 and 1998, respectively. In March 2000, the Company leased additional office space. The minimum lease payments will increase $23,400 for each year due to the additional lease payment.
         PURCHASE COMMITMENTS - The Company has entered into an agreement with a supplier of diabetes management products to purchase certain minimum quantities of product on an annual basis in order to receive specified discounted prices.
         LOST SHARE CERTIFICATE - During July 1999, the Company authorized and issued a certificate for 330,000 shares of common stock to SMG. The certificate was issued with a restricted legend on the face. As of April 5, 2000 the Company has not been able to locate it. As a result, the Company placed the certificate on hold with the stock transfer agent immediately upon realization that the certificate was lost during 1999. The Company authorized and issued an additional certificate for 330,000 shares of common stock to SMG. SMG confirms that it received only the second certificate. The Company does not believe that the shares will ever be located and presented in exchange for value and accordingly the shares have not been included as outstanding shares, as of December 31, 1999. The restriction of the shares and the hold placement with the stock transfer agent are basis for the Company's opinion. The Company plans to cancel such certificate during 2000.
At December 31, 1999 the fair market value of 330,000 shares was approximately $680,000. If such shares had been outstanding during 1999 the basic and diluted loss per share would have been $(0.55).

11.   SUBSEQUENT EVENTS

         On March 31, 2000, the Company signed a Letter of Intent with MiraQuest Capital Holdings, Inc. (MiraQuest) to issue to MiraQuest an amount of common stock equal to the amount of the Company's outstanding stock, including issuances due certain employees, contractors, consultants and any unexercised Warrants and Options, just prior to the issuance. The intent is to convey to MiraQuest a 50% ownership of the common stock of the Company on a fully diluted basis. At closing MiraQuest will additionally purchase a quantity of voting preferred stock sufficient to provide MiraQuest with a target of 70% to 80% ownership. The Letter of Intent allows for convertible debt as an alternative to or supplement to preferred stock.
         In return for the common and preferred stock, MiraQuest will provide to the Company a minimum of $2 million cash net of any advances and MiraQuest stock for the remaining sum required to equal the valuation of the Company.
The Company has received $200,000 in advances from MiraQuest as of April 5, 2000 with an additional $200,000 due in two equal weekly distributions. These advances are in the form of cash loans secured by the Company's common stock in accordance with the provisions of the current terms of the Company's private stock offering.
         The Company's principal cash requirements to date have been to fund working capital in order to support growth of net sales. Because revenue from operations has been inadequate to completely fund these requirements, the Company has supplemented its revenue from operations with proceeds from its private offerings of securities, loans and extensions of credit from vendors in order to meet its working capital requirements. The Company anticipates that as revenue from sales to managed care plans increases, the Company will be able to satisfy all of its funding requirements for operations from such revenue. The Company has received $274,000 from the issuance of 137,000 shares of common stock through April 5, 2000.

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

*Previously filed with the Commission

Pursuant to the requirements of Sections 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 19, 2000              Mediquik Services, Inc.

                                  By: /s/ Grant M. Gables
                                  -----------------------
                                  Grant M. Gables, Executive Vice President, COO