Form 10QSB
period 2000-03-31
MEDIQUIK SERVICES INC
filed 2000-05-25
CIK 1062564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                        For the quarterly period ended       3/31/00
                                                       -------------------------


/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (No Fee Required)

                         For the transition period from _________ to ___________

                                      Commission file number       0-27123
                                                             -------------------


                              MEDIQUIK SERVICES, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                                 74-2876711
----------------------------------                             -----------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

4295 San Felipe, Suite 200, Houston, Texas                        77027
--------------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip Code)

                                 (713) 888-1919
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /



               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

--------------------------------------------------------------------------------
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         6,296,886 shares of the Company's Common Stock issued and outstanding at March 31, 2000.

     Transitional Small Business Disclosure Format (Check one):Yes  / /; No /X/

                         PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


MEDIQUIK SERVICES, INC.


CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                             MARCH 31,     DECEMBER 31,
                                                                               2000            1999
                                                                           -----------     ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                               $    34,931     $    47,424
   Accounts receivable, net of allowance of $113,636
     and $88,702 respectively                                                  304,629         141,695
   Inventory                                                                    28,828          21,737
                                                                           -----------     -----------

                Total current assets                                           368,388         210,856

PROPERTY AND EQUIPMENT:
   Office equipment and other                                                  161,883          74,850
   Less accumulated depreciation                                                (8,367)         (7,215)
                                                                           -----------     -----------

                Total property and equipment                                   153,516          67,635


GOODWILL AND OTHER ASSETS                                                    1,072,051       1,140,527
                                                                           -----------     -----------

TOTAL                                                                      $ 1,593,955     $ 1,419,018
                                                                           ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                                        $   515,095     $   199,479
   Accrued expenses                                                            439,267         598,208
   Notes payable and subordinated debentures                                   186,195          85,000
                                                                           -----------     -----------

                Total current liabilities                                    1,140,557         882,687

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock - 1,000,000 shares authorized, none issued and outstanding
   Common stock - $.001 par value 25,000,000 shares authorized;
      6,296,886 shares issued and outstanding at March 31, 2000                  6,298           6,033
   Additional paid-in capital                                                4,985,295       4,489,811
   Accumulated deficit                                                      (4,538,195)     (3,959,513)
                                                                           -----------     -----------

                Total stockholders' equity (deficit)                           453,398         536,331
                                                                           -----------     -----------

TOTAL                                                                      $ 1,593,955     $ 1,419,018
                                                                           ===========     ===========

See accompanying notes to financial statements.
--------------------------------------------------------------------------------

MEDIQUIK SERVICES, INC.


CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                           THREE MONTHS            THREE MONTHS
                                                              ENDED                   ENDED
                                                             MARCH 31,               MARCH 31,
                                                               2000                    1999
                                                           ------------            ------------


SALES                                                      $   321,929             $   477,979

COST OF SALES                                                  277,663                 414,023
                                                           -----------             -----------

GROSS PROFIT                                                    44,266                  63,956

OPERATING EXPENSES:
    Salaries - officers                                        103,000                  38,961
    Consulting fees                                            170,083                 825,151
    Other                                                      346,746                 138,207
                                                           -----------             -----------

                Total operating expenses                       619,829               1,002,319
                                                           -----------             -----------

LOSS FROM OPERATIONS                                          (575,563)               (938,363)

OTHER INCOME (EXPENSE):
    Interest income                                                -                     1,309
    Other income                                                   -                    11,947
    Interest expense                                            (3,119)                (12,754)
                                                           -----------             -----------

                Total other (expense) income                    (3,119)                    502
                                                           -----------             -----------

NET LOSS                                                   $  (578,682)            $  (937,861)
                                                           ===========             ===========

BASIC AND DILUTED LOSS PER SHARE                           $     (0.09)            $     (0.19)
                                                           ===========             ===========

BASIC WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                  6,155,710               5,038,229
                                                           ===========             ===========

DILUTED WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                  6,251,751               5,038,229
                                                           ===========             ===========



See accompanying notes to financial statements

MEDIQUIK SERVICES, INC.


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE QUARTER ENDED MARCH 31, 2000
--------------------------------------------------------------------------------

                                                                                    ADDITIONAL
                                                                     COMMON          PAID-IN        ACCUMULATED
                                                        SHARES        STOCK           CAPITAL         DEFICIT          TOTAL
                                                      ------------------------------------------------------------------------

BALANCE, JANUARY 1, 1999                              4,849,173      $ 4,849       $  505,768     $  (829,854)     $ (319,237)

   Repurchase of unexercised warrants                                                 (12,880)                        (12,880)

   Proceeds from issuance of common stock
      and warrants                                      570,500          571        1,167,030                       1,167,601

   Issuance of common stock under consulting
      agreements                                        272,334          273        1,017,169                       1,017,442

   Issuance of warrants for consulting services                                       463,100                         463,100

  Issuance of common stock under employment
    agreement                                            10,000           10           28,190                          28,200

  Acquisition of Scardello Marketing Group LLC
    assets                                              330,000          330        1,237,170                       1,237,500

  Proceeds received for interest in subsidiary                                         84,264                          84,264

   Net loss                                                                                        (3,129,659)     (3,129,659)
                                                      ---------      -------       ----------     -----------      ----------

BALANCE, DECEMBER 31, 1999                            6,032,007        6,033        4,489,811      (3,959,513)        536,331

   Repurchase of unexercised warrants

   Proceeds from issuance of common stock
      and warrants                                      135,000          135          269,865                         270,000

   Issuance of common stock under consulting             68,879           69          131,736                         131,805
      agreements

  Issuance of common stock under employment
    agreements                                           61,000           61           85,883                          85,944

  Proceeds received for interest in subsidiary                                          8,000                           8,000

   Net loss                                                                                          (578,682)       (578,682)
                                                      ---------      -------       ----------     -----------      ----------

BALANCE, MARCH 31, 2000                               6,296,886      $ 6,298       $4,985,295     $(4,538,195)     $ 453,398
                                                      =========      =======       ==========     ===========      ==========


See accompanying notes to financial statements.

MEDIQUIK SERVICES, INC.


CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                THREE MONTHS          THREE MONTHS
                                                                   ENDED                 ENDED
                                                                  MARCH 31,             MARCH 31,
                                                                    2000                  1999
                                                                ------------          ------------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $(578,682)            $(937,861)
Adjustment for noncash transactions:
  Common stock and warrants issued for services                   217,749               726,415
  Depreciation and amortization                                    70,768                 3,996
  Provision for losses on accounts receivable                      24,934                   -
Net changes in assets and liabilities:
  Accounts receivable                                            (187,868)               22,859
  Inventory                                                        (7,091)               35,751
  Accounts payable                                                329,116               (25,726)
  Accrued expenses                                               (158,941)                9,794
                                                                ---------             ---------

           Net cash used in operating activities                 (290,015)             (164,772)
                                                                ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Capital expenditures                                               (478)               (1,614)
                                                                ---------             ---------

           Net cash used in investing activities                     (478)               (1,614)
                                                                ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of indebtedness                                           -                (150,000)
  Repurchase of unexercised warrants                                  -                 (12,880)
  Proceeds from sale of common stock                              270,000               700,000
  Proceeds from sales of interests in subsidiary                    8,000                   -
                                                                ---------             ---------

           Net cash provided by financing activities              278,000               537,120
                                                                ---------             ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         (12,493)              370,734

CASH AND CASH EQUIVALENTS, beginning of period                     47,424                 7,578
                                                                ---------             ---------

CASH AND CASH EQUIVALENTS, end of period                        $  34,931             $ 378,312
                                                                =========             =========

SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid                                                       $ -               $  13,560

NONCASH TRANSACTIONS

Short-term debt issuance for purchase of software               $ 101,195                 $ -
Return to vendor of software package                               13,500                   -


See accompanying notes to financial statements.

MEDIQUIK SERVICES, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2000
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

         The interim condensed consolidated financial statements and notes thereto of MediQuik Services, Inc. and its subsidiary (collectively, the "Company" or "MediQuik") have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the accompanying financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures presented herein are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

         The preparation of these condensed consolidated financial statements required the use of management's best estimates and judgment that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year.

2. EARNINGS PER SHARE

         The Company has adopted SFAS 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share ("EPS"). SFAS 128 requires the presentation of "basic" and "diluted" EPS on the face of the consolidated statement of operations. Basic EPS amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. For the quarter ended March 31, 2000, there were warrants to purchase 735,000 shares of common stock at exercise prices ranging from $2.00 - $4.00 per share. In addition, on March 31, 2000, the Company granted options to purchase 583,863 shares of common stock at an exercise price of $1.75 with terms of two to four years. For the quarter ended March 31, 1999, there were warrants to purchase 100,000 shares of common stock at an exercise price of $3.00 per share. Since the Company incurred a loss for all periods presented, any dilutive securities would have been excluded, as they would be anti-dilutive to basic EPS.

3. SUBSIDIARY

         In May 1999, MediQuik formed an 80% owned subsidiary known as ChronicRX.com to provide Internet-based pharmacy services. ChronicRX.com will focus on the chronic care niche and will specialize in prescription and non-prescription medicines and management products used to treat chronic diseases of all kinds.

         ChronicRX.com has a net loss of approximately $48,500 for the quarter ended March 31, 2000, and has a deficiency in net assets.
Accordingly, the Company has not recognized a liability to the minority interest.

         The Company anticipates that ChronicRX.com will become a wholly-owned subsidiary of the Company. In March 2000, the Company reached agreements with investors who have contributed cash to ChronicRX.com to exchange their interest in ChronicRX.com for shares of the Company at $1.75 per share.

4.    EQUITY TRANSACTIONS

         WARRANTS - During the quarter ended March 31, 2000, in connection with the sale of common stock, the Company issued warrants to purchase
270,000 shares of common stock at an exercise price of $2.00 per share. The warrants begin to become exercisable in June 2000 and expire in December 2001.

         During the quarter ended March 31, 1999, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $3.00 per share in consideration for services provided. All warrants expire by April 30, 2000; the Company recorded an expense of $192,664 based on the fair value of the warrants as of the grant date.

         PRIVATE STOCK OFFERINGS - The Company issued 135,000 shares of common stock and warrants for $270,000 for the quarter ended March 31, 2000, and issued 350,000 shares of common stock for $700,000 for the quarter ended March 31, 1999.

         OTHER EQUITY TRANSACTIONS - During the quarter ended March 31, 2000, the Company issued 129,879 shares of common stock to various consultants and employees of the Company at a fair value of approximately $217,749.

         During the quarter ended March 31, 1999, the Company issued 135,000 shares of common stock to various consultants and employees of the Company at a fair value of approximately $533,751.

5.    COMMITMENTS AND CONTINGENCIES

         LOST SHARE CERTIFICATE - During July 1999, the Company authorized and issued a certificate for 330,000 shares of common stock to SMG. The certificate was issued with a restricted legend on the face. As of April 5, 2000 the Company has not been able to locate it. As a result, the Company placed the certificate on hold with the stock transfer agent immediately upon realization that the certificate was lost during 1999. The Company authorized and issued an additional certificate for 330,000 shares of common stock to SMG. SMG confirms that it received only the second certificate. The Company does not believe that the shares will ever be located and presented in exchange for value and accordingly the shares have not been included as outstanding shares as of March 31, 2000 and December 31, 1999. The restriction of the shares and the hold placement with the stock transfer agent are basis for the Company's opinion. The Company intends to cancel such certificate during 2000. At March 31, 2000, the fair market value of 330,000 shares was approximately $528,000. If such shares had been outstanding during the quarter ended March 31, 2000 the basic and diluted loss per share would have been unchanged at $(0.09).

6. LETTER OF INTENT

         On March 31, 2000, the Company signed a Letter of Intent with MiraQuest Capital Holdings, Inc. (MiraQuest), to issue to MiraQuest an amount of common stock equal to the amount of the Company's outstanding stock, including issuances due certain employees, contractors, consultants and any unexercised Warrants and Options, just prior to the issuance. The intent is to convey to MiraQuest a 50% ownership of the common stock of the Company on a fully diluted basis. At closing MiraQuest will additionally purchase a quantity of voting preferred stock sufficient to provide MiraQuest with a target of 70% to 80% ownership. The letter of intent allows for convertible debt as an alternative to or supplement to preferred stock.

         In return for the Company's common and preferred stock, MiraQuest will provide to the Company a minimum of $2 million cash net of any advances and MiraQuest stock for the remaining sum required to equal the valuation of the Company. The Company has received $500,000 in advances from MiraQuest as of May 22, 2000. These advances are in the form of cash loans secured by the Company's common stock in accordance with the provisions of the current terms of the Company's private stock offering.

7.    FUNDING REQUIREMENTS

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

                                     *******



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

MediQuik Services, Inc. ("MediQuik" or the "Company") is a healthcare service company specializing in the delivery of chronic disease management programs to chronically ill patients on behalf of managed care payors. The Company is deploying e-healthcare technology solutions in the delivery of MediQuik's proprietary disease management tools and systems via the Internet.

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

MediQuik offers comprehensive disease monitoring and maintenance solutions by providing pharmacy and diagnostic products, disease education, adherence review and reporting, and personal health resources via the U.S.Mail, telephone and the Internet. The Company provides a complete line of blood glucose monitoring systems, testing strips, lancets, swabs, insulin pumps, compliance and wound care products for diabetes patients, and the Company is adding new products and services to complement existing disease management programs. MediQuik is focused on delivering high quality products and services to chronic disease patients for insurance organizations that bear the primary financial risk for healthcare treatment. MediQuik also works directly with health maintenance organizations (HMOs), preferred provider organizations (PPOs), self-insured companies and other third-party payors (TPAs) in an effort to enhance the quality of life for chronically ill patients and improve the financial outcomes for managed care payors. The Company also provides billing and collection activities on behalf of the patient to the healthcare plan. The Company will utilize advanced healthcare technology applications in the delivery of MediQuik's proprietary disease management programs via the Internet.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal cash requirements to date have been to fund working capital in order to support growth of net sales. Because revenue from operations has been inadequate to completely fund these requirements, the Company has supplemented its revenue from operations with proceeds from its private offerings of securities, loans and extensions of credit from vendors in order to meet its working capital requirements. The Company anticipates that as revenue from sales to managed care plans increases, the Company will be able to satisfy all of its funding requirements for operations from such revenue. The Company had an aggregate of $34,931 in cash as of March 31, 2000.

The Company had $130,000 of 15% Subordinated Debentures originally due in June and December 1999. The Company paid $15,000 of the debentures in July 1999, $55,000 in December 1999, and $10,000 in April, 2000 and has received an extension on the balance of $50,000, plus accrued interest, until June 2000. The debentures are owed to significant shareholders of the Company. The Company has accrued wages of approximately $105,220 primarily to Company officers and insiders who are significant shareholders in the Company.

Accounts receivable is primarily derived from payments due to the Company by managed care plans and providers. As revenues increase, the Company expects working capital requirements to increase. Standard medical billing cycles for managed care plans average between 45-60 days. The Company expects to experience similar billing cycles as direct managed care plan business increases.

In December 1999, the Company began raising money from private investors through a Private Placement Memorandum. As of March 31, 2000, MediQuik has raised $485,000 in cash through the PPM. The PPM established a unit price of $2.00 per unit. The unit includes one share of MediQuik common stock and two warrants to purchase a share of common stock exercisable at $2.00 per share.

On March 31, 2000, MediQuik signed a Letter of Intent with MiraQuest Capital Holdings, Inc. / MiraQuest Ventures, LLC (MiraQuest). The terms of the Letter of Intent provide MediQuik with $2,000,000 in initial funding and an equity interest in MiraQuest, an Internet/E-Commerce Holding Company comprised primarily of business-to-business entities. As of the date of this filing, MediQuik has received $500,000 in advances pursuant to the terms of the Letter of Intent. MiraQuest has a stated value of $400,000,000. MediQuik is being valued at approximately $13,000,000 ($2.00 per share). The transaction would provide MiraQuest with 70% of the voting stock in MediQuik. MediQuik has engaged the financial advisory firm of Howard, Frazier, Barker, Elliott, Inc. (HFBE) to provide a fairness opinion on the transaction. HFBE has completed the fairness opinion with the conclusion that the transaction is fair to the existing shareholders of MediQuik. The fairness opinion results were reported at the Company's annual shareholders' meeting held on May 17, 2000. The MiraQuest transaction is currently scheduled for closing on May 31, 2000. Pursuant to the closing of the transaction, the Company will file a Form 8-K disclosure report with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

MediQuik is rapidly expanding through internal sales growth and plans to conduct strategic acquisitions to further fuel growth and accelerate the time to market of additional planned services. During 1998 and 1999, the Company established: (i) corporate marketing and fulfillment operations; (ii) contractual relationships with product manufacturers; (iii) contractual relationships with specialty service providers; (iv) contractual relationships with insurance payors and provider networks; (v) contractual relationship with a pharmacy products distribution company; and (vi) initial patient enrollment and fulfillment operations. During the three months ended March 31, 2000, the Company expanded its proprietary clinical and e-care technology initiatives, and implemented an internal billing/collection department.

REVENUE FROM OPERATIONS

The Company commenced operations in July 1998 and received its initial revenue in August 1998. For the three month period ending March 31, 1999, the Company reported revenue of $477,979. Total revenue decreased to $321,929 for the three months ended March 31, 2000. The revenue decrease primarily resulted from reduced diagnostic product sales to managed care providers. The Company is currently deriving the majority of its revenues through direct sales to managed care plans. The Company expects to realize improvement in gross margin percentages with increased direct managed care plan revenues. Cash flow from operations has not been sufficient to fund all of the Company's initial operating activities to date.

MediQuik receives patients primarily through agreements with managed care plans and provider networks. Management believes that enrollment in managed care plans has increased in recent years and, as a result, patient referrals generated through the managed care plans should increase.

GROSS PROFIT

The Company commenced operations in July 1998 and received its initial gross profit in August 1998. For the period from January 1, 1999 to March 31, 1999, the Company reported gross profit of $63,956 or 13.4% of revenue for the period. Gross profit decreased to $44,266 or 13.8% of revenue, for the 3 months ended March 31, 2000.

Gross profit was primarily derived from diagnostic and pharmaceutical product sales to managed care payors and patients. The gross profit percentage is the result of volume purchase discounts. The Company expects continued increases in gross profit percentage with increased direct sales to managed care plans.

OPERATING EXPENSES

For the period from January 1, 1999 to March 31, 1999, operating expenses were $1,002,319. Operating expenses decreased to $619,829 for the three months ended March 31, 2000, a decrease of 38%. The decrease in operating expenses is primarily associated with reduced consulting expense from non-cash equity transactions during the three months ended March 31, 2000. Operating expenses also include marketing and selling expenses, general and administrative costs, consultants compensation and the hiring and training of staff. During the three months ended March 31, 2000, operating expenses include the effect of $213,405 in non-cash equity transactions.

NET LOSS

The Company experienced a net loss of $937,861 for the period January 1, 1999 to March 31, 1999, primarily attributed to the development of the Company's business operations. Net loss decreased to $578,682 for the three months ended March 31, 2000. Net Loss includes the effect of several non-cash equity transactions.

The Company expects the net loss to decrease with increased revenues and gross profits from business operations.

                          PART II. - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In December 1999, the Company began raising money from private investors who are accredited investors as defined in Regulation D of the Securities Act of 1933. The offering covers 3,000,000 units issuable directly by the Company at a purchase price of $2.00 per share. One unit comprises one share of MediQuik common stock and two warrants. The warrant provides the right to purchase one share of common stock at an exercise price of $2.00 per share. The warrants are exercisable for a period beginning six months after the issue date until 48 months after the issue date and are subject to redemption by the Company at any time, in whole or in part, for a redemption price of $4.00 per warrant. The Company issued 135,000 shares of common stock and warrants for $270,000 for the quarter ended March 31, 2000. The Company issued such shares without registration under the Securities Act of 1933 in reliance on Section 4(2) of that act and the rules and regulations promulgated thereunder. During the quarter ended March 31, 2000 the Company issued 129,879 shares of common stock to various consultants and employees of the Company at a face value of approximately $217,749.

                                Index to Exhibits

Exhibit No.                             Description of Exhibit

*(b)(3)(i)                              Certificate of Incorporation of MediQuik
*(b)(3)(ii)                             Bylaws of MediQuik
*(b)(10)                                Material Contracts

(b)(27)                                 Financial Data Schedule


*Previously filed with the Commission

                                            Exhibit (b)(27)
                                      Financial Data Schedule

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         Mediquik Services, Inc.

Date: May 24, 2000                                       /s/ Grant Gables
      --------------                                     -----------------------
                                                         Grant Gables, President