Form 10QSB
period 2000-06-30
MEDIQUIK SERVICES INC
filed 2000-08-15
CIK 1062564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended    6/30/00
                                                                   -------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      (No Fee Required)

                            For the transition period from _________ to ________

                                           Commission file number    0-27123
                                                                  --------------


                             MEDIQUIK SERVICES, INC.
      ---------------------------------------------------------------------
                 (Name of small business issuer in its charter)

     Delaware                                             74-2876711
------------------------------              ------------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization)

4295 San Felipe, Suite 200, Houston, Texas     77027
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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

--------------------------------------------------------------------------------
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

6,392,539 shares of the Company's Common Stock issued and outstanding at June 30, 2000.
--------------------------------------------------------------------------------

      Transitional Small Business Disclosure Format (Check one):Yes |_|; No |X|

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDIQUIK SERVICES, INC.

CONSOLIDATED BALANCE SHEETS,
--------------------------------------------------------------------------------

                                                              June 30,     December 31,
ASSETS                                                          2000           1999
CURRENT ASSETS:
   Cash and cash equivalents                                $   147,781    $    47,424
   Accounts receivable, net of allowance of $199,975
      and $88,702, respectively                                 321,064        141,695
   Inventory                                                    106,519         21,737
                                                            -----------    -----------

         Total current assets                                   575,364        210,856

PROPERTY AND EQUIPMENT:
   Office equipment and other                                   202,259         74,850
   Less accumulated depreciation                                (11,402)        (7,215)
                                                            -----------    -----------

         Total property and equipment                           190,857         67,635

GOODWILL AND OTHER ASSETS                                     1,118,520      1,140,527
                                                            -----------    -----------

TOTAL                                                       $ 1,884,741    $ 1,419,018
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                         $ 1,058,309    $   199,479
   Accrued expenses                                             241,529        598,208
   Notes payable and subordinated debentures                    801,195         85,000
                                                            -----------    -----------

         Total current liabilities                            2,101,033        882,687

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock - 1,000,000 shares authorized,
      none issued and outstanding
   Common stock - $.001 par value, 25,000,000 shares
      authorized; 6,392,539 shares issued and
      outstanding at June 30, 2000                                6,393          6,033
   Additional paid-in capital                                 5,158,530      4,489,811
   Accumulated deficit                                       (5,381,215)    (3,959,513)
                                                            -----------    -----------

         Total stockholders' equity (deficit)                  (216,292)       536,331
                                                            -----------    -----------

TOTAL                                                       $ 1,884,741    $ 1,419,018
                                                            ===========    ===========

See accompanying notes to financial statements.

--------------------------------------------------------------------------------

MEDIQUIK SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                              Three Months                  Six Months
                                                Ended                         Ended
                                               June 30,                      June 30,
                                      --------------------------    --------------------------
                                          2000           1999           2000           1999
SALES                                 $   385,540    $   242,875    $   707,469    $   720,854

COST OF SALES                             300,964        191,336        578,627        605,359
                                      -----------    -----------    -----------    -----------

       Gross profit                        84,576         51,539        128,842        115,495

OPERATING EXPENSES:
  Salaries - officers                     218,772         38,962        252,475         77,923
  Consulting fees                         141,981        680,271        310,689      1,505,422
  Other                                   564,570        168,777        981,988        306,984
                                      -----------    -----------    -----------    -----------

       Total operating expenses           925,323        888,010      1,545,152      1,890,329
                                      -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                     (840,747)      (836,471)    (1,416,310)    (1,774,834)

OTHER INCOME (EXPENSE):
  Interest income                                          1,486                         2,795
  Other income                                            29,257                        41,204
  Interest expense                         (2,273)       (12,754)        (5,392)       (25,508)
                                      -----------    -----------    -----------    -----------

       Total other (expense) income        (2,273)        17,989         (5,392)        18,491
                                      -----------    -----------    -----------    -----------

NET LOSS                              $  (843,020)   $  (818,482)   $(1,421,702)   $(1,756,343)
                                      ===========    ===========    ===========    ===========

BASIC AND DILUTED LOSS PER
  SHARE                               $     (0.13)   $     (0.15)   $     (0.23)   $     (0.34)
                                      ===========    ===========    ===========    ===========

BASIC WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES
  OUTSTANDING                           6,315,204      5,395,191      6,235,457      5,157,350
                                      ===========    ===========    ===========    ===========

DILUTED WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES
  OUTSTANDING                           6,315,204      5,395,191      6,235,457      5,157,350
                                      ===========    ===========    ===========    ===========

See accompanying notes to financial statements.

--------------------------------------------------------------------------------

MEDIQUIK SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND THE YEAR ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                                                Additional
                                                                   Common        Paid-In     Accumulated
                                                    Shares         Stock         Capital        Deficit         Total
BALANCE, JANUARY 1, 1999                           4,849,173    $     4,849    $   505,768   $  (829,854)   $  (319,237)

  Repurchase of unexercised warrants                                               (12,880)                     (12,880)

  Proceeds from issuance of common stock
    and warrants                                     570,500            571      1,167,030                    1,167,601

  Issuance of common stock under consulting
    agreements                                       272,334            273      1,017,169                    1,017,442

  Issuance of warrants for consulting services                                     463,100                      463,100

  Issuance of common stock under employment
    agreement                                         10,000             10         28,190                       28,200

  Acquisition of Scardello Marketing Group LLC
    assets                                           330,000            330      1,237,170                    1,237,500

  Proceeds received for interest in subsidiary                                      84,264                       84,264

  Net loss                                                                                    (3,129,659)    (3,129,659)
                                                 -----------    -----------    -----------   -----------    -----------

BALANCE, DECEMBER 31, 1999                         6,032,007          6,033      4,489,811    (3,959,513)       536,331

  Proceeds from issuance of common stock
    and warrants                                     158,750            159        317,341                      317,500

  Issuance of common stock under consulting
    agreements                                        74,879             75        142,230                      142,305

  Issuance of common stock under employment
    agreements                                        61,000             61         85,883                       85,944

  Proceeds received for interest in subsidiary                                       8,000                        8,000

  Issuance of common stock to purchase
    minority interest in subsidiary                   65,903             65        115,265                      115,330

  Net loss                                                                                    (1,421,702)    (1,421,702)
                                                 -----------    -----------    -----------   -----------    -----------

BALANCE, JUNE 30, 2000                             6,392,539    $     6,393    $ 5,158,530   $(5,158,530)   $  (216,292)
                                                 ===========    ===========    ===========   ===========    ===========

See accompanying notes to financial statements.

--------------------------------------------------------------------------------

MEDIQUIK SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                               Six Months
                                                                 Ended
                                                                June 30,
                                                       ---------------------------
                                                           2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(1,421,702)   $(1,756,343)
  Adjustment for noncash transactions:
    Common stock and warrants issued for services          228,249      1,340,724
    Depreciation and amortization                          138,494          7,641
    Provision for losses on accounts receivable            111,273
  Net changes in assets and liabilities:
    Accounts receivable and other assets                  (287,612)       (44,161)
    Inventory                                              (84,782)        77,651
    Accounts payable                                       872,330          5,726
    Accrued expenses                                      (356,679)         6,850
                                                       -----------    -----------

        Net cash used in operating activities             (800,429)      (361,912)
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (39,714)       (37,422)
  Investment in MP Total Care                                            (250,001)
                                                       -----------    -----------

        Net cash used in investing activities              (39,714)      (287,423)
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of indebtedness                                (85,000)      (150,000)
  Proceeds from borrowing                                  700,000
  Proceeds from sale of common stock                       317,500        850,000
  Proceeds from sales of interests in subsidiary             8,000
                                                       -----------    -----------

        Net cash provided by financing activities          940,500        700,000
                                                       -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  100,357         50,665

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              47,424          7,578
                                                       -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $   147,781    $    58,243
                                                       ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES -
  Interest paid                                        $     5,395    $    16,362

NONCASH TRANSACTIONS:
  Short-term debt issuance for purchase of software    $   101,195
  Return to vendor of software package                 $    13,500
  Debt converted to stock                                             $     3,000
  Stock issued in MediQuik Services LLC acquisition                   $     2,750
  Stock issued to minority shareholders of ChronicRX
    for their approximate 20% interest                 $   115,330

See accompanying notes to financial statements.

--------------------------------------------------------------------------------

MEDIQUIK SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

      The interim condensed consolidated financial statements and notes thereto of MediQuik Services, Inc. and its subsidiary (collectively, the "Company" or "MediQuik") have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the accompanying financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures presented herein are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The preparation of these condensed consolidated financial statements required the use of management's best estimates and judgment that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from these estimates. The results of operations for any interim period are not necessarily indicative of results for the full year.

2. EARNINGS PER SHARE

      The Company has adopted SFAS 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share ("EPS"). SFAS 128 requires the presentation of "basic" and "diluted" EPS on the face of the consolidated statement of operations. Basic EPS amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. As of June 30, 2000, there were warrants to purchase 532,500 shares of common stock at an exercise price of $2.00 per share. In addition, on June 30, 2000, the Company granted options to purchase 773,863 shares of common stock at exercise prices ranging from $1.75 - $2.00 with terms of two to four years. At June 30, 1999, there were warrants to purchase 250,000 shares of common stock at exercise prices ranging from $3.00 - $4.00 per share; these warrants expired in April 2000. Since the Company incurred a loss for all periods presented, any dilutive securities would have been excluded, as they would be anti-dilutive to basic EPS.

3. SUBSIDIARY

      In May 1999, MediQuik formed an 80% owned subsidiary known as ChronicRX.com to provide Internet-based pharmacy services. In June 2000, the Company purchased the remaining approximate 20% interest from the investors through an exchange of shares of the Company at $1.75 per share. As of June 30, 2000, ChronicRX.com has become a wholly owned subsidiary of the Company. ChronicRX.com will focus on the chronic care niche and will specialize in prescription and nonprescription medicines and management products used to treat chronic diseases of all kinds.

4. EQUITY TRANSACTIONS

      Warrants - During the six months ended June 30, 2000, in connection with the sale of common stock, the Company issued warrants to purchase 317,500 shares of common stock at an exercise price of $2.00 per share. The warrants began to become exercisable in June 2000 and expire in December 2001.

      Private Stock Offerings - The Company issued 158,750 shares of common stock and warrants for $317,500 for the six months ended June 30, 2000.

      Other Equity Transactions - During the six months ended June 30, 2000, the Company issued 135,879 shares of common stock to various consultants and employees of the Company at a fair value of approximately $228,249. The Company also issued 65,903 shares to the minority shareholders of ChronicRX.com in order to secure the remaining approximate 20% interest of its subsidiary.

5. COMMITMENTS AND CONTINGENCIES

      Lost Share Certificate - During July 1999, the Company authorized and issued a certificate for 330,000 shares of common stock to Scardello Marketing Group, LLC ("SMG"). The certificate was issued with a restricted legend on the face. As of April 5, 2000 the Company has not been able to locate it. As a result, the Company placed the certificate on hold with the stock transfer agent immediately upon realization that the certificate was lost during 1999. The Company authorized and issued an additional certificate for 330,000 shares of common stock to SMG. SMG confirms that it received only the second certificate. The Company does not believe that the shares will ever be located and presented in exchange for value and, accordingly, the shares have not been included as outstanding shares as of June 30, 2000 and December 31, 1999. The restriction of the shares and the hold placement with the stock transfer agent are bases for the Company's opinion. The Company has cancelled such certificate as of June 30, 2000. At June 30, 2000, the fair market value of 330,000 shares was approximately $429,000. If such shares had been outstanding during the quarter ended June 30, 2000, the basic and diluted loss per share would have been unchanged at $0.13.

6. LETTER OF INTENT

      On March 31, 2000, the Company signed a Letter of Intent with MiraQuest Capital Holdings, Inc. (MiraQuest) to issue to MiraQuest an amount of common stock equal to the amount of the Company's outstanding stock, including shares due certain employees, contractors, consultants and any unexercised Warrants and Options, just prior to the issuance. The intent is to convey to MiraQuest a 50% ownership of the common stock of the Company on a fully diluted basis. At closing, MiraQuest will additionally purchase a quantity of voting preferred stock sufficient to provide MiraQuest with a target of 70% to 80% ownership. The letter of intent allows for convertible debt as an alternative to or supplement to preferred stock. It is anticipated that this transaction will become effective on August 28, 2000.

      In return for the Company's common and preferred stock, MiraQuest will provide to the Company a minimum of $2 million cash net of any advances and MiraQuest stock for the remaining sum required to equal the valuation of the Company. The Company has received $800,000 in advances from MiraQuest as of June 30, 2000. These advances are in the form of cash loans secured by the Company's common stock in accordance with the provisions of the terms of the Company's prior private stock offering.

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

OVERVIEW

MediQuik Services, Inc. ("MediQuik" or the "Company") is a healthcare service company specializing in the delivery of chronic disease management programs to chronically ill patients on behalf of managed care payors. The Company is deploying electronic, e-healthcare technology solutions in the delivery of MediQuik's proprietary disease management tools and systems via the Internet.

The Company's business was organized on April 7, 1998, and began full-time operations in July 1998 as "Old MediQuik." Effective December 31, 1998, Old MediQuik merged with and into Cash Flow Marketing, Inc., with Cash Flow as the surviving corporation. Cash Flow changed its name to MediQuik Services, Inc. immediately following the merger. This transaction has been treated as a capital transaction in substance rather than a business combination; thus, the accounting is similar to a reverse acquisition but no goodwill and/or intangibles have been recorded. As a result Old MediQuik is considered the accounting acquiror for financial statement purposes. Therefore, the financial statements of the Company for periods prior to January 1, 1999 are the financial statements of Old MediQuik, not Cash Flow Marketing, Inc.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal cash requirements to date have been to fund working capital in order to support growth of net sales. Because revenue from operations has been inadequate to completely fund these requirements, the Company has supplemented its revenue from operations with proceeds from its private offerings of securities, loans and extensions of credit from vendors in order to meet its working capital requirements. The Company anticipates that as revenue from sales to managed care plans increases, the Company will be able to satisfy all of its funding requirements for operations from such revenue. The Company had an aggregate of $147,781 in cash as of June 30, 2000.

The Company had $130,000 of 15% Subordinated Debentures outstanding, originally due in June and December 1999. The Company paid $15,000 of the debentures in July 1999, $55,000 in December 1999, and $10,000 in April, 2000 and received an extension on the balance of $50,000, plus accrued interest, until June 2000. The balance was paid off as of June 30, 2000. The debentures were owed to significant shareholders of the Company. The Company has accrued wages of approximately $105,220 primarily to Company officers and insiders who are significant shareholders in the Company that are included in accrued expenses at June 30, 2000. The Company secured a bank line of credit in the amount of $50,000 during the second quarter of 2000. No draws have been made on the line of credit as of August 14, 2000.

Accounts receivable are primarily derived from payments due to the Company by managed care plans, providers, and patients. As revenues increase, the Company expects working capital requirements to increase. Standard medical billing cycles for managed care plans average between 45-60 days. The Company expects to experience similar billing cycles as direct managed care plan business increases.

In December 1999, the Company began raising money from private investors (the "Private Placement") utilizing a Private Placement Memorandum (the "PPM"). As of June 30, 2000, MediQuik has raised $532,500 in cash in the Private Placement. A price of $2.00 per unit was established by the Company for the Private Placement. Each unit includes one share of MediQuik common stock and two warrants to purchase a share of common stock exercisable at $2.00 per share. As of June 30, 2000, the Private Placement has been concluded.

On March 31, 2000, MediQuik signed a Letter of Intent with MiraQuest Capital Holdings, Inc. / MiraQuest Ventures, LLC (MiraQuest). The terms of the Letter of Intent provide MediQuik with $2,000,000 in initial funding and an equity interest in MiraQuest, an Internet/E-Commerce Holding Company comprised primarily of entities serving the business-to-business market. As of June 30, 2000, MediQuik had received $800,000 in advances pursuant to the terms of the Letter of Intent and as of August 14, 2000, MediQuik had received $1,100,000 pursuant to the terms of the Letter of Intent. In connection with the MiraQuest transaction, MediQuik is being valued on a negotiated basis at approximately $13,000,000 ($2.00 per share) and MiraQuest is being valued at $185,000,000. The transaction would provide MiraQuest with 70% of the voting stock in MediQuik. MediQuik has engaged the financial advisory firm of Howard, Frazier, Barker, Elliott, Inc. (HFBE) to provide a fairness opinion on the transaction. HFBE has completed the fairness opinion with the conclusion that the transaction is fair to the existing shareholders of MediQuik. The fairness opinion results were reported at the Company's annual shareholders' meeting held on May 17, 2000. A revised fairness opinion has been approved by the Board of Directors. The MiraQuest transaction is currently scheduled for closing on August 28, 2000. After the closing of the transaction, the Company intends to file a Form 8-K disclosure report concerning the transaction with the Securities and Exchange Commission. The Company filed a Preliminary Form 14C and a Definitive Form 14C, previously incorporated herein by reference, with the Securities and Exchange Commission in relation to the transaction.

RESULTS OF OPERATIONS

MediQuik is expanding through internal sales growth and plans to conduct strategic acquisitions to further fuel growth and accelerate the time to market of additional planned services. During 1998 and 1999, the Company established:
(i) corporate marketing and fulfillment operations; (ii) contractual relationships with product manufacturers; (iii) contractual relationships with specialty service providers; (iv) contractual relationships with insurance payors and provider networks; (v) contractual relationship with a pharmacy products distribution company; and (vi) initial patient enrollment and fulfillment operations. During the six months ended June 30, 2000, the Company expanded its proprietary clinical and e-care technology initiatives, and implemented an internal billing/collection department.

REVENUE FROM OPERATIONS

The Company commenced operations in July 1998 and received its initial revenue in August 1998. For the three month period ended June 30, 1999, the Company reported revenue of $242,875. Total revenue increased to $385,540 for the three months ended June 30, 2000. For the six months ended June 30, 1999, the Company had revenues of $720,854, compared to $707,469 for the six months ended June 30, 2000. The revenue decrease primarily resulted from reduced diagnostic product sales to managed care providers. The Company is currently deriving the majority of its revenues through direct sales to managed care plans. The Company expects to realize improvement in gross margin percentages with increased direct managed care plan revenues. Cash flow from operations has not been sufficient to fund all of the Company's initial operating activities to date.

MediQuik provides services to healthcare consumers primarily through agreements with managed care plans and provider networks. Management believes that enrollment in managed care plans has increased in recent years and, as a result, customer referrals generated through the managed care plans should increase.

GROSS PROFIT

The Company commenced operations in July 1998 and received its initial gross profit in August 1998. For the six months ended June 30, 1999, the Company reported gross profit of $115,495 or 16.0% of revenue for the period. Gross profit increased to $128,842 or 18.2% of revenue, for the six months ended June 30, 2000.

Gross profit was primarily derived from diagnostic and pharmaceutical product sales to managed care payors and patients. The gross profit percentage is the result of volume purchase discounts. The Company expects continued increases in gross profit percentage with increased direct sales to managed care plans.

OPERATING EXPENSES

For the six months ended June 30, 1999, operating expenses were $1,890,329. Operating expenses decreased to $1,545,152 for the six months ended June 30, 2000, a decrease of 18.3%. The decrease in operating expenses is primarily associated with reduced consulting expense from non-cash equity transactions during the six months ended June 30, 2000. Operating expenses also include marketing and selling expenses, general and administrative costs, consultants compensation and the hiring and training of staff. During the six months ended June 30, 2000, operating expenses include the effect of $228,249 in non-cash equity transactions.

NET LOSS

The Company experienced a net loss of $1,756,343 for the six months ended June 30, 1999, primarily attributed to the development of the Company's business operations. Net loss decreased to $1,421,702 for the six months ended June 30, 2000. Net Loss includes the effect of several non-cash equity transactions.

The Company expects the net loss to decrease with increased revenues and gross profits from business operations.

                          PART II. - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

In December 1999, the Company began raising money from private investors who are accredited investors as defined in Regulation D of the Securities Act of 1933 in the Private Placement described in Part I, Item 2 above under the caption "Liquidity and Capital Resources." As of June 30, 2000, the Private Placement has been concluded. The offering, as described in the PPM, consisted of 3,000,000 units issuable directly by the Company at a purchase price of $2.00 per share. One unit comprises one share of MediQuik common stock and two warrants. The warrant provides the right to purchase one share of common stock at an exercise price of $2.00 per share. The warrants are exercisable for a period beginning six months after the issue date until 48 months after the issue date and are subject to redemption by the Company at any time, in whole or in part, for a redemption price of $4.00 per warrant. The Company issued 158,750 shares of common stock and warrants for $317,500 for the six month period ended June 30, 2000. During the six months ended June 30, 2000 the Company issued 135,879 shares of common stock to various consultants and employees of the Company at a face value of approximately $228,249.

Item 5. Other Information.

In connection with the transaction with MiraQuest discussed in Part I, Item 1,
Section 6 and Part I, Item 2, "Liquidity and Capital Resources", on July 10, 2000, the Company's Board of Directors approved (A) an amendment to the Company's Certificate of Incorporation to (1) to amend Article V to increase the number of authorized shares of stock of the Company from 26,000,000 to 51,000,000 (of which 50,000,000 will be shares of Common Stock and 1,000,000 will be shares of blank check Preferred Stock) and (2) delete the provisions of
Article XII of the Certificate of Incorporation of the Company and (B) a designation of the relative rights, preferences and limitations of the Company's Series A Preferred Stock. On the same date, the amendment was approved in a written consent executed by the holders of more than a majority of the outstanding shares of Common Stock. Approval by the Board of Directors and by the holders of a majority of the outstanding shares of Common Stock is adequate under Delaware law to effect the amendment. Approval of the majority of the Board of Directors is adequate under Delaware law to effect the designation. The amendment and the designation are expected to become effective on August 28, 2000 following a waiting period of 20 calendar days from August 8, 2000, the date the information statement was mailed to stockholders. The Company filed with the Securities and Exchange Commission a Preliminary Form 14C on July 27, 2000 and a Definitive Form 14C on August 8, 2000, previously incorporated herein by reference, detailing the amendment and designation.

                                Index to Exhibits

Exhibit No.                  Description of Exhibit
-----------                  ----------------------

*(b)(3)(i)                   Certificate of Incorporation of MediQuik
*(b)(3)(ii)                  Bylaws of MediQuik
*(b)(10)                     Material Contracts
*(b)(13)(i)                  Consolidated Financial Statements and notes thereto
                             contained in the 10KSB40/A filed by MediQuik on
                             April 20, 2000
*(b)(20)                     Pre 14C filed by MediQuik on July 27, 2000
*(b)(20)                     Def 14C filed by MediQuik on August 8, 2000

(b)(27)                      Financial Data Schedule

*Previously filed with the Commission

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MediQuik Services, Inc.

Date: August 14, 2000                   /s/ Grant Gables
                                        ----------------------------------------
                                        Grant Gables, President