Form 10QSB/A
period 1999-09-30
MEDIQUIK SERVICES INC
filed 2000-11-07
CIK 1062564

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED 9/30/99
                                                    -------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number 0-27123
                                                -------

                                   ----------

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

--------------------------------------------------------------------------------

                             MEDIQUIK SERVICES, INC.

      The undersigned registrant hereby amends the following items of its Quarterly Report on Form 10-QSB/A for the fiscal quarter ended September 30, 1999, as set forth in the pages attached hereto (See Note 8 to the Financial Statements):

                                                                            Page

PART I. FINANCIAL INFORMATION

ITEM 1

     FINANCIAL STATEMENTS                                                     3

     Consolidated Condensed Balance Sheets
          September 30, 1999 (Unaudited) and December 31, 1998                3

     Consolidated Condensed Statements of Operations (Unaudited)
          Three Months Ended September 30, 1999 and 1998, Nine Months
          Ended September 30, 1999 and the Period from April 7, 1998
          (Date of Incorporation) to September 30, 1998                       4

     Consolidated Condensed Statements of Cash Flows (Unaudited)
          Nine Months Ended September 30, 1999 and the Period from
          April 7, 1998 (Date of Incorporation) to September 30, 1998         5

     Notes to Consolidated Condensed Financial Statements                     6

ITEM 2

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS                                                9

PART II. OTHER INFORMATION

ITEM 6

     EXHIBITS AND REPORTS ON FORM 8-K                                        14

MEDIQUIK SERVICES, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                           September 30,     December 31,
                                                                               1999             1998
ASSETS                                                                     (As restated,
                                                                            see Note 8)
CURRENT ASSETS:
   Cash                                                                     $    29,429      $     7,578
   Accounts receivable - trade                                                  146,059           43,824
   Accounts receivable - other                                                   16,426            6,961
   Advances                                                                                       16,000
   Inventory                                                                     19,694           79,093
                                                                            -----------      -----------

                Total current assets                                            211,608          153,456

PROPERTY AND EQUIPMENT:
   Office equipment                                                              49,270              249
   Less accumulated depreciation                                                 (5,040)             (29)
                                                                            -----------      -----------

                Total property and equipment                                     44,230              220

INVESTMENT - MP Total Care                                                      250,001

OTHER ASSETS                                                                    125,220           61,651
                                                                            -----------      -----------

TOTAL                                                                       $   631,059      $   215,327
                                                                            ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                                         $   223,556      $   153,656
   Accrued expenses                                                             314,211          100,908
   Notes payable                                                                139,680          280,000
                                                                            -----------      -----------

                Total current liabilities                                       677,447          534,564

MINORITY INTEREST                                                                 4,264

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock - $.001 par value 25,000,000 shares authorized;
      5,896,807 shares issued and outstanding at September 30, 1999 and
      4,849,173 shares issued and outstanding at December 31, 1998                5,897            4,849
   Additional paid-in capital                                                 3,795,244          505,768
   Accumulated deficit                                                       (3,851,793)        (829,854)
                                                                            -----------      -----------

                Total stockholders' deficit                                     (50,652)        (319,237)
                                                                            -----------      -----------

TOTAL                                                                       $   631,059      $   215,327
                                                                            ===========      ===========

See accompanying notes to consolidated condensed financial statements.

--------------------------------------------------------------------------------

MEDIQUIK SERVICES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                 Three Months Ended            Nine Months       Period from
                                                    September 30,                 Ended       April 7, 1998 to
                                             ----------------------------     September 30,     September 30,
                                                 1999            1998             1999              1998
                                             (As restated,                    (As restated,
                                              see Note 8)                      see Note 8)
REVENUES:
   Sales                                     $   111,144      $    18,122      $   827,496      $    18,122
   Other revenues                                 14,534                            19,036
                                             -----------      -----------      -----------      -----------

                Total revenues                   125,678           18,122          846,532           18,122
                                             -----------      -----------      -----------      -----------

COST OF SALES -
   Purchase - strips and lancets                  72,437           16,215          677,796           16,215
                                             -----------      -----------      -----------      -----------

                Total cost of sales               72,437           16,215          677,796           16,215
                                             -----------      -----------      -----------      -----------

GROSS PROFIT                                      53,241            1,907          168,736            1,907

OPERATING EXPENSES:
    Salaries - officers                          199,397           82,952          277,320           82,952
    Consulting fees                               65,498           73,201        1,570,920          107,201
    Other                                      1,054,343           68,694        1,361,327          103,488
                                             -----------      -----------      -----------      -----------

                Total operating expenses      (1,319,238)        (224,847)      (3,209,567)        (293,641)
                                             -----------      -----------      -----------      -----------

LOSS FROM OPERATIONS                          (1,265,997)        (222,940)      (3,040,831)        (291,734)

OTHER INCOME (EXPENSE):
    Interest income                                                                  2,795
    Other income                                   5,276                            46,480
    Interest expense                              (4,875)                          (30,383)
                                             -----------      -----------      -----------      -----------

                Total other income                   401                            18,892
                                             -----------      -----------      -----------      -----------

NET LOSS                                     $(1,265,596)     $  (222,940)     $(3,021,939)     $  (291,734)
                                             ===========      ===========      ===========      ===========

BASIC AND DILUTED LOSS PER SHARE             $     (0.22)     $     (0.05)     $     (0.56)     $     (0.07)
                                             ===========      ===========      ===========      ===========

BASIC WEIGHTED AVERAGE
   NUMBER OF COMMON
   SHARES OUTSTANDING                          5,782,307        4,188,219        5,412,089        4,115,787
                                             ===========      ===========      ===========      ===========

DILUTED WEIGHTED AVERAGE
   NUMBER OF COMMON SHARES
   OUTSTANDING                                 5,782,307        4,188,219        5,412,089        4,115,787
                                             ===========      ===========      ===========      ===========

See accompanying notes to consolidated condensed financial statements.

--------------------------------------------------------------------------------

MEDIQUIK SERVICES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                              Nine Months      Period from
                                                                 Ended       April 7, 1998 to
                                                             September 30,    September 30,
                                                                  1999             1998
                                                             (As restated,
                                                              see Note 8)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $(3,021,939)     $  (291,734)
   Adjustment for noncash transactions:
       Common stock and warrants issued for services            1,492,048
       Termination of marketing agreement                         761,411
       Depreciation and amortization                                5,011               26
       Minority interest                                            4,264
   Net changes in assets and liabilities:
      Accounts receivable                                        (111,700)          (2,866)
      Advances                                                     16,000         (129,000)
      Inventory                                                    59,399           (1,977)
      Accounts payable                                             69,900           33,297
      Accrued expenses                                            213,303           10,428
      Other assets                                                 45,576           (3,000)
                                                              -----------      -----------

                Net cash used in operating activities            (466,727)        (384,826)
                                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                           (49,021)            (249)
   Investment in MP Total Care                                   (250,001)
                                                              -----------      -----------

                Net cash used in investing activities            (299,022)            (249)
                                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt issuance                                                     147,000
   Repayment of indebtedness                                     (165,000)
   Proceeds from sale of common stock                             952,600          283,954
                                                              -----------      -----------

                Net cash provided by financing activities         787,600          430,954
                                                              -----------      -----------

NET INCREASE IN CASH                                               21,851           45,879

CASH, Beginning of period                                           7,578
                                                              -----------      -----------

CASH, End of period                                           $    29,429      $    45,879
                                                              ===========      ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES - Interest paid            $    16,362

NONCASH TRANSACTIONS:
   Debt converted to stock                                                     $     3,000
   Stock issued in MediQuik Services LLC acquisition                                 2,750
   Stock issued in connection with terminated
       marketing agreement                                        891,000

See accompanying notes to consolidated condensed financial statements.

--------------------------------------------------------------------------------

MEDIQUIK SERVICES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Business Activity - MediQuik Services, Inc. ("MediQuik") was organized in Delaware on April 7, 1998. On April 7, 1998, MediQuik issued an aggregate of 2,750,000 shares of its common stock to designees of MediQuik Services, LLC in consideration of the transfer of certain assets of MediQuik from MediQuik Services, LLC. Effective December 31, 1998, MediQuik was merged with and into Cash Flow Marketing, Inc., a Delaware corporation ("Cash Flow"), which, as the surviving corporation, subsequently changed its name to MediQuik Services, Inc. (the "Company"). This transaction has been treated as a capital transaction in substance, rather than a business combination; thus the accounting is similar to a reverse acquisition but no goodwill and/or intangible assets have been recorded. As a result, MediQuik is considered the acquiring entity for financial statement purposes, and the financial statements for the period prior to January 1, 1999 are those of MediQuik Services, Inc, not Cash Flow, the legal acquirer.

      The consolidated condensed financial statements included herein have been prepared by MediQuik Services, Inc., a Delaware corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with the audited financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the Company's audited financial statements included in the Company's filing on Form 10-SB for the year ended December 31, 1998.

      Derivatives - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999, FASB issued SFAS No. 137, which delays the effective date for implementation of SFAS 133 to fiscal years beginning after June 15, 2000. The Company held no derivatives in 1999 or 1998 and believes that SFAS No. 133, when adopted effective January 1, 2001, will not materially impact its financial position or results of operations.

2.    EARNINGS PER SHARE

      The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128") which establishes standards for computing and presenting earnings per share ("EPS"). SFAS 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic EPS amounts are calculated using the weighted average number of common shares outstanding during each period. No dilutive securities of the Company were outstanding at December 31, 1998; however, warrants to purchase 250,000 shares of common stock at exercise prices ranging from $3.00 - $4.00 per share were issued from February to April 1999. Since the Company incurred a loss for all periods presented, these securities would have been excluded from the calculation of EPS, as they would be anti-dilutive to basic EPS.

3.    INCOME TAXES

      The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes," ("SFAS No. 109") which provides for an asset and liability approach for accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Due to the Company having significant deferred tax assets, no tax benefit (expense) was recorded at September 30, 1999. Due to the uncertainty of the Company's ability to become profitable in the future, an allowance has been provided to reduce the deferred tax assets to the amount that is more likely than not to be realized. Should the Company have net income in future periods income tax expense will be recorded upon utilization of available deferred tax assets.

4.    NOTES PAYABLE

      Notes payable consist of the following:

                                                                        September 30,  December 31,
                                                                            1999           1998
      Notes payable - bank                                                $ 24,680

      Three notes payable, $50,000 each to shareholders with interest
         at 9%, payable February 20, 1999                                                $150,000

      Note payable to shareholders with interest at 15%,
         due on December 31, 1999                                           15,000         30,000

      Ten notes payable, $10,000 each to certain shareholders with
         interest at 15%, due on December 31, 1999                         100,000        100,000
                                                                          --------       --------

                                                                          $139,680       $280,000
                                                                          ========       ========

      During June 1999, the Company made a $15,000 principal payment. In addition, the Company acquired a note payable of $24,680 due to a bank.

      In July 1999, the Company obtained a $100,000 line of credit from a bank. Repayment of such line of credit has been guaranteed by an officer of the Company.

5.    EQUITY TRANSACTIONS

      In July 1999, the Company issued and sold 38,000 shares of common stock for $2.70 per share.

      From July to September 1999, 34,000 shares of common stock were distributed as compensation to management and consultants; the fair value of these shares is $106,200 and is recorded as compensation expense.

6.    RELATED PARTY TRANSACTIONS

      The Company has certain outstanding receivable and payable balances with related parties. The receivable amounts are derived from sales in the ordinary course of business and the payable amounts relate to certain consulting services.

7.    CONTRACT TERMINATION

      In July 1999, the Company terminated the Exclusive Marketing Representative Agreement ("Marketing Agreement") between Scardello Marketing Group, LLC ("SMG") and acquired certain assets of SMG. The Marketing Agreement had a term of five years ending in 2004. In connection with the termination of the Marketing Agreement, the Company issued to SMG 330,000 shares of restricted common stock valued at $2.70 per share, assumed a note payable of $25,000 due to a bank and received the proceeds of such note, and forgave $15,396 in debt due from SMG. The Company acquired the assets of SMG and terminated the Marketing Agreement primarily to internally operate the Company's marketing activities.

8.    RESTATEMENT

      In July 1999, the Company terminated the Exclusive Marketing Representative Agreement ("Marketing Agreement") between SMG and the Company and acquired certain assets of SMG. In connection with the termination of the Marketing Agreement, the Company issued restricted common stock to SMG. These shares were originally valued at $3.75 per share based on the average stock price quoted on the Over-the-Counter Bulletin Board from the date the agreement with SMG was signed until the closing of the transaction. The Company originally accounted for the transaction as a business combination under Accounting Principles Board Opinion 16 and the excess of the purchase price over the fair value of the assets acquired was allocated to goodwill.

      Subsequent to the issuance of the Company's consolidated condensed financial statements as of and for the three and nine months ended September 30, 1999, the Company's management determined that the transaction should not have been recorded as a business combination and that goodwill associated with terminating the Marketing Agreement should not have been recorded. Additionally, the Company's management determined that the shares of common stock issued in connection with the acquisition should have been recorded at a fair value of $2.70 per share based on the fair value assigned to shares issued in a private equity offering during July 1999. As a result, the consolidated condensed financial statements as of and for the three and nine months ended September 30, 1999 have been restated from amounts previously reported to expense the excess of the purchase price over the fair value of the assets acquired as the costs of terminating the Marketing Agreement and to record the issuance of the common stock based on a fair value of $2.70 per share.

      A summary of the significant effects of the restatement is as follows:

                                                        As Previously          As
                                                          Reported          Restated
      As of September 30, 1999:
         Other assets                                    $ 1,177,736      $   125,220
         Additional paid-in capital                        4,141,744        3,795,244
         Accumulated deficit                              (3,145,777)      (3,851,793)

      For the three months ended September 30, 1999:
         Other operating expenses                            348,327        1,054,343
         Total operating expenses                           (613,222)      (1,319,238)
         Loss from operations                               (559,981)      (1,265,997)
         Net loss                                           (559,580)      (1,265,596)
         Basic and diluted loss per share                      (0.10)           (0.22)

      For the nine months ended September 30, 1999:
         Other operating expenses                            655,311        1,361,327
         Total operating expenses                         (2,503,551)      (3,209,567)
         Loss from operations                             (2,334,815)      (3,040,831)
         Net loss                                         (2,315,923)      (3,021,939)
         Basic and diluted loss per share                      (0.43)           (0.56)

                                     ******

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

RESTATEMENT

      In July 1999, the Company terminated the Exclusive Marketing Representative Agreement ("Marketing Agreement") between SMG and the Company and acquired certain assets of SMG. In connection with the termination of the Marketing Agreement, the Company issued restricted common stock to SMG. These shares were originally valued at $3.75 per share based on the average stock price quoted on the Over-the-Counter Bulletin Board from the date the agreement with SMG was signed until the closing of the transaction. The Company originally accounted for the transaction as a business combination under Accounting Principles Board Opinion 16 and the excess of the purchase price over the fair value of the assets acquired was allocated to goodwill.

      Subsequent to the issuance of the Company's consolidated condensed financial statements as of and for the three and nine months ended September 30, 1999, the Company's management determined that the transaction should not have been recorded as a business combination and that goodwill associated with terminating the Marketing Agreement should not have been recorded. Additionally, the Company's management determined that the shares of common stock issued in connection with the acquisition should have been recorded at a fair value of $2.70 per share based on the fair value assigned to shares issued in a private equity offering during July 1999. As a result, the consolidated condensed financial statements as of and for the three and nine months ended September 30, 1999 have been restated from amounts previously reported to expense the excess of the purchase price over the fair value of the assets acquired as the costs of terminating the Marketing Agreement and to record the issuance of the common stock based on a fair value of $2.70 per share.

OVERVIEW

      MediQuik is an early stage healthcare services company specializing in the delivery of medical supplies and chronic disease management programs to chronically ill patients on behalf of managed care payors.

      The Company's business was organized on April 7, 1998, and began full-time operations in July 1998 as Old MediQuik. Effective December 31, 1998, Old MediQuik merged with and into Cash Flow Marketing, Inc., with Cash Flow as the surviving corporation. Cash Flow changed its name to MediQuik Services, Inc. immediately following the merger. This transaction has been treated as a capital transaction in substance rather than a business combination; thus, the accounting is similar to a reverse acquisition but no goodwill and/or intangibles have been recorded. As a result, Old MediQuik is considered the accounting acquiror for financial statement purposes. Therefore, the financial statements of the Company for periods prior to January 1, 1999 are the financial statements of Old MediQuik, not Cash Flow.

      MediQuik is seeking to rapidly expand through internal sales growth and strategic acquisition. During 1998 and through third quarter of 1999, the Company established: (i) corporate marketing and fulfillment operations; (ii) contractual relations with product manufacturers; (iii) contractual relations with specialty service providers; and (iv) contractual relationships with insurance payors and provider networks; (v) a joint venture with a pharmacy products distribution company; and (vi) initial patient enrollment and fulfillment operations.

      The Company offers comprehensive disease monitoring and maintenance solutions by providing pharmacy and diagnostic products, disease education, compliance review and reporting, and personal health resources via the U.S. Mail, telecommunications and the Internet. MediQuik is focused on delivering high quality products and services to chronic disease patients for insurance organizations that bear the primary financial risk for healthcare treatment. MediQuik also works directly with health maintenance organizations, preferred provider organizations, self-insured companies and other third-party payors in an effort to enhance the quality of life for chronically ill patients and improve the financial outcomes for managed care payors.

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

      MediQuik offers patients and managed care plans a single source for disease management products, mail-order medications, personalized education, 24 hour nurse assistance, and quarterly patient counseling. The Company provides a complete line of blood glucose monitoring systems, testing strips, lancets, swabs, insulin pumps, compliance and would care products for diabetes patients, and the Company is adding new products and services to complement the existing disease management programs. The Company also provides billing and collection activities on behalf of the patient to the healthcare plan.

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

GROSS PROFIT

      The Company commenced operations in July 1998 and received its initial gross profit in August 1998. For the period from April 7, 1998 to September 30, 1998, the Company reported gross profit of $1,907 or 10.5% of revenue for the period. Gross profit increased to $168,736 or 20.0% of revenue, for the nine months ended September 30, 1999. For the three month period ended September 30, 1998, the Company reported gross profit of $1,907 or 10.5% of revenue. Gross profit increased to $53,241 for the three months ended September 30, 1999 representing 42.4% of revenue prior to sales commissions.

      Gross profit was derived from diagnostic product sales to managed care payors and patients. The increase in the gross profit percentage for 1999 is the result of volume purchase discounts and immediate payment upon delivery terms. The Company expected and experienced significant increases in gross profit percentage with increases in direct sales to managed care plans during the third quarter.

OPERATING EXPENSES

      For the period from April 7, 1998 to September 30, 1998, operating expenses were $293,641. The operating expenses for 1998 and 1999 reflect increased consulting fees related to the issuance of common stock for services. Operating expenses increased to $3,209,567 for the nine months ended September 30, 1999, reflecting initiation of the Company's operating activities. For the three month period ended September 30, 1998, the Company reported operating expense of $224,847. Operating expenses increased to $1,319,238 for three month period ended September 30, 1999.

      The increase in operating expenses is primarily associated with the initiation of operating business activities including marketing and selling expenses, general and administrative costs and the hiring and training of staff. The increased operating expenses is also associated with start-up activities of ChronicRx.com, an 80% owned Internet disease management and pharmacy subsidiary and the costs of terminating the marketing agreement with the Scardello Marketing Group, LLC.

NET LOSS

      The Company experienced a net loss of $291,734 for the period from April 7, 1998 to September 30, 1998, primarily attributed to the development of the Company's business operations. The majority of the net loss for 1998 and 1999 reflect increased consulting fees related to the issuance common stock for services. Net loss increased to $3,021,939 for the nine months ended September 30, 1999. For the three months ended September 30, 1998, the Net loss was $222,940. The Company experienced an increased net loss of $1,265,596 for the three months ended September 30, 1999. The increased net loss is related to the costs of terminating the marketing agreement with the Scardello Marketing Group, LLC. The Company expects the net loss to significantly decrease with increased revenues and gross profits from its business operations.

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

YEAR 2000 READINESS

      Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries in order to distinguish dates beginning "20" from dates beginning "19". As a result, computer systems and/or software used by many companies will need to be upgraded to comply with "Year 2000" requirements. This is commonly known as the "Year 2000 Issue". The Company is presently evaluating the impact of the Year 2000 Issue as it affects its business operations and interfaces with customers and vendors. The Company has developed an internal team that is assessing Year 2000 readiness. Internal computer systems have been reviewed and cleared by outside system consultants for Year 2000 compliance. The Company is heavily reliant on outsource vendors in the delivery of products and continues to assess their level of readiness. A description of Year 2000 readiness is as follows:

      1. The Company completed a detailed inventory and risk assessment of all systems and business operations.

      2. The Company converted all internal information technologies to Year 2000 compliant systems.

      3. The Company will continue communication with customers and vendors on Year 2000 readiness.

      The Company believes that the Year 2000 project compliance will cost approximately $5,000. The Company is committed to providing the necessary resources for Year 2000 compliance.

      The Company believes that its greatest Year 2000 risk is related to reimbursement from third-party payors. Risk also exists relative to the flow of inventory from vendors. Minimal risks are associated with the Company's information technologies, financial systems and internal communications. Prior to year end 1999, the Company plans to develop Year 2000 contingency plans for continuing operations in the event of disruptions due to the Year 2000 Issue. There can be no assurance, however, that all instances of noncompliance which could have a material adverse effect on the Company's operations or financial condition have been identified. Additionally, there can be no assurance that the systems of other companies with which the Company transacts business will be corrected on a timely basis, or that such systems, would not have a material adverse effect on the Company's operations or financial condition.

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (A) EXHIBITS. The following exhibits are filed as part of this report:

                                INDEX TO EXHIBITS

Exhibit No.
-----------

11.1          --      Computation of Earnings per Share.
27.1          --      Financial Data Schedule

                  (B) Reports on Form 8-K .........................   None

Pursuant to the requirements of Sections 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MEDIQUIK SERVICES, INC.,
                             A DELAWARE CORPORATION
                                  (REGISTRANT)


Date November ___, 2000                         /S/ Grant M. Gables
     ------------------------          -----------------------------------------
                                                    Grant M. Gables
                                       President and principal financial officer