Form 10KSB40/A
period 1999-12-31
MEDIQUIK SERVICES INC
filed 2000-11-07
CIK 1062564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

            For the fiscal year ended 12/31/99

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      (No Fee Required)

            For the transition period from _________ to ___________

Commission file number 0-27123

                             MEDIQUIK SERVICES, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                     74-2876711
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

4295 San Felipe, Suite 200, Houston, Texas                 77027
------------------------------------------               ----------
 (Address of principal executive offices)                (Zip Code)

Issuer's telephone number (713) 888-1919

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No|_|

--------------------------------------------------------------------------------

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for its most recent fiscal year. $982,292

      State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

      As of April 29, 2000: $6,863,988.24

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      6,032,007 shares of the Company's Common Stock issued and outstanding at December 31, 1999.

      Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

                             MEDIQUIK SERVICES, INC.

      The undersigned registrant hereby amends the following items of its Annual Report on Form 10KSB for the fiscal year ended December 31, 1999, as set forth in the pages attached hereto (See Note 12 to the Financial Statements):

                                                                         Page

PART I

ITEM 1      DESCRIPTION OF BUSINESS                                       4

ITEM 2      DESCRIPTION OF PROPERTY                                       14

ITEM 3      LEGAL PROCEEDINGS                                             15

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS            15

PART II

ITEM 5      CHANGES IN SECURITIES AND USE OF PROCEEDS                     15

ITEM 6      OTHER INFORMATION                                             16

ITEM 7      FINANCIAL STATEMENTS                                          21

ITEM 8      CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE                     33

PART III

ITEM 9      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS COMPLIANCE WITH SECTION 16(a) OF THE
                  EXCHANGE ACT                                            34

ITEM 10     EXECUTIVE COMPENSATION                                        36

ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT                                              39

ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                40

ITEM 13     EXHIBITS AND REPORTS ON FORM 8-K                              42

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

      Pursuant to the terms of the merger, each stockholder of Old MediQuik received one share of common stock of the Company, $.001 par value per share ("Common Stock"), for each .9327 shares of common stock of Old MediQuik held. Each stockholder of Cash Flow received one share of Company Common Stock for each two shares of Cash Flow common stock held.

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

      The Company believes that it can provide pharmaceuticals for the treatment of Diabetes to patients covered by managed care providers and to other MediQuik customers at substantial cost savings when compared with alternative delivery systems. MediQuik has focused on preventive Diabetes care products and services and has successfully negotiated supply contracts that permit the Company to purchase large quantities of Diabetes care products at favorable prices. In addition, by providing educational materials and patient monitoring and consultation services, the Company believes that it will provide better patient management, which reduces a patient's need for hospitalization and prevents the development of other chronic diabetic health related problems. After a patient is enrolled in the program, the Company will ship supplies to the patient's home bimonthly or quarterly. Because of the chronic nature of the disease, the Company expects its medical and financial relationship with a patient to continue for many years. As of December 31, 1999, the Company had entered into agreements with the following major providers:

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

      The provider agreements generally state that, in consideration of being designated as a plan provider, the Company will provide products and services to plan participants at a discounted rate. The provider agreements typically have a term of one to two years with provisions for automatic renewal unless terminated at the election of either party.

      The Company's agreements with its current providers (described above) will continue from year to year unless terminated by either party. The Company anticipates, however, that the revenue to be generated by its major provider agreements in the future will exceed the revenue generated from its current purchasers.

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

      In May 1999, MediQuik formed an 80% owned subsidiary known as ChronicRx.com to provide Internet-based pharmacy services. ChronicRx.com will focus on the chronic care niche and will specialize in prescription and non-prescription medicines and management products used to treat chronic diseases of all kinds. ChronicRx.com will provide 24-hour access to pharmacists, educational material regarding the diagnosis, symptoms and treatment of chronic illnesses, prescription and over-the-counter drugs, and personal care products for chronic disease patients. The Company believes that a number of factors position ChronicRx.com for rapid growth: its access to discounted pharmaceuticals through its relationship with MediQuik; the availability of cost efficient mail-order distribution and the low cost, wide market reach of the Internet. The Company believes that ChronicRx.com will be one of the first pharmacies on the Internet focused primarily on the management of chronic diseases. The Company anticipates that ChronicRx.com will begin offering on-line pharmacy services by the end of June 2000.

      ChronicRx.com also offers access to the Daily Health Zone, an interactive personal health management web site which provides information concerning preventative healthcare, nutrition, fitness and wellness. ChronicRx.com provides access to the web site to MediQuik's employer and managed care provider customers whose employees or plan participants, respectively, are permitted to have access to the web site for daily self-improvement tips, questions and answers, self-tests, news, reviews, and searchable health data. The web site permits employers and managed care providers to reward use of the web site by providing incentives based on frequency of activity. The Daily Health Zone website is hosted by Murray Hill Communications, Inc. The Company is negotiating with Murray Hill in connection with the execution of a final agreement to purchase a license for the web site.

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

      MediQuik has developed a program that shares cost containment directly with the payor, which makes MediQuik effective as both a capitated fee and a fee for service provider. MediQuik believes that it is the first company in its industry to offer capitated fee contracts. Under such an arrangement, a managed care payor would make payments to the Company based on the total number of participants in its plan rather than the amount of products and services actually consumed by its participants. Under capitated fee contracts the Company risks that the cost of products and services it provides will exceed fees paid, but the Company believes that capitated contracts will create a common financial interest with its potential clients. Once payor clients recognize the advantages of capitated agreements, the Company believes that its competitors will adopt this strategy. The Company believes that it should acquire market share as quickly as possible. MediQuik is currently offering capitated service contracts to managed care payors but has not entered into any such contracts to date.

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

      Market Segmentation.. The Company believes that there are five business models in the market for Diabetes testing supplies, pharmaceuticals and equipment:

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

      Total (diagnosed and undiagnosed): 15.7 million, Diagnosed: 10.3 million,
Undiagnosed: 5.4 million, Type 1 Diabetes: 1 million, Type 2 Diabetes: 14.9 million, Women: 8.1 million (8.2% of all adult women) Men: 7.5 million (8.2% of all adult men) Children age 19 years or younger: 123,000 (.16% of all people in this age group) Adults age 65 years or older: 6.3 million (18.4% of all people in this age group).

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

Complication            Relationship to Diabetes
------------            ------------------------

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

Complications of        The rate of major congenital malformations in
Pregnancy               babies born to women with pre-existing Diabetes
                        varies from 0 to 5% in women who receive preconception care to 10% in women who do not receive preconception care, according to the CDC. 3% to 5% of pregnancies among women with Diabetes result in death of the newborn; this compares to a rate of 1.5% for women who do not have Diabetes.

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

Dependence on Major Customers

      The Company depends on the managed care payors with which it has provider agreements. If any managed care providers with which the Company does business decide to end their relationships with the Company, and the Company is not able to secure new relationships, the Company's future business and operating results could be materially and adversely affected. In addition, the managed care industry is undergoing substantial consolidation. In the event payors which currently have provider agreements with the Company are acquired by payors not associated with the Company, the acquired payor may elect to terminate its agreement with the Company.

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

      Environmental Laws. Certain federal and state laws govern the handling and disposal of medical, infectious and hazardous waste. Although MediQuik sells and supplies products that could be deemed medical, infectious or hazardous waste after use by the patient, the Company is not involved in the handling or disposal of such materials after use by patients. Further, the Company does not manufacture products; own real property; or engage in activities which involve hazardous materials, result in the discharge of pollutants into the environment or are likely to result in the violation of any existing environmental rules and/or regulations. Consequently, the Company believes it is in compliance with federal, state and local laws and regulations regarding environmental matters that may be applicable to it, if any. To date, the Company has not incurred any material costs in complying with such laws and regulations and does not anticipate that costs of compliance with such regulations will have a material affect on its future expenditures, earnings or competitive position.

Employees and Consultants

      As of March 31, 2000, the Company and its subsidiaries had approximately 13 full-time employees. The employees of the Company are not subject to collective bargaining agreements and management believes relations with employees are good. As of March 31, 2000, the Company also pays four full-time consultants.

Item 2. Description of Property

      The Company's executive and administrative offices are located at 4295 San Felipe, Suite 200, Houston, Texas 77027, which facilities are leased by the Company from an unaffiliated third party. The Company's lease covers 3,820 square feet and expires on June 30, 2004. The monthly rental rate for such premises is $5,252.50. As of March 1, 2000, the Company leased an additional 1,844 square feet in the basement of the same premises for a rental amount of $1,950.00 per month. In total, the Company occupies 5,664 square feet in the 4295 San Felipe building. Because services related to many of the Company's business activities are provided by contractors or consultants rather than Company employees, the Company requires only limited office space and facilities for its operations. The Company believes that the current facilities are adequate for its present needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required on terms acceptable to the Company. The Company has no present intent to invest in real estate, real estate mortgages or persons primarily engaged in real estate activities, however the Company may change this policy at any time without a vote of security holders. The Company has obtained insurance to cover certain risks related to the premises as required by the terms of the lease.

Item 3. Legal Proceedings

      Neither the Company , nor any of its subsidiaries or any of its properties is a party to any legal proceedings that are not routine litigation incidental to the business.

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

Period                                                            High     Low
------                                                            ----     ---

First Quarter (from January 26, 1999 through March 31, 1999)     $4.625   $1.75
Second Quarter                                                   $7.875   $3.125
Third Quarter                                                    $4.50    $1.125
Fourth Quarter (from October 1, 1999 to October 8, 1999)         $2.00    $1.50

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

      Subsequent to the issuance of the Company's consolidated financial statements as of and for the year ended December 31, 1999, the Company's management determined that the transaction should not have been recorded as a business combination and that goodwill associated with terminating the Marketing Agreement should not have been recorded. Additionally, the Company's management determined that the shares of common stock issued in connection with the acquisition should have been recorded at a fair value of $2.70 per share based on the fair value assigned to shares issued in a private equity offering during July 1999. As a result, the consolidated financial statements as of and for the year ended December 31, 1999 have been restated from amounts previously reported to expense the excess of the purchase price over the fair value of the assets acquired as the costs of terminating the Marketing Agreement and to record the issuance of the common stock based on a fair value of $2.70 per share.

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

      The Company has $130,000 of 15% Subordinated Debentures originally due in June and December 1999. The Company paid $15,000 of the debentures in July 1999, $55,000 in December 1999, and $10,000 in March, 2000 and has received an extension on the balance of $50,000, plus accrued interest, until June 2000. The debentures are owed to significant shareholders of the Company. The Company has accrued wages of approximately $178,000 primarily to Company officers and insiders who are significant shareholders in the Company. The Company expects to pursue additional equity and debt financing to meet future working capital requirements.

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

      Pursuant to the termination of the marketing agreement with Scardello Marketing Group, LLC ("SMG") in July 1999, the Company assumed a Commercial Revolving or Draw Note, dated May 19, 1999, in the original principal amount of $25,000 executed by SMG for the benefit of First Bank and with a maturity date of June 5, 2001. The outstanding principal amount of the note is currently $0, which bears interest at a variable rate per annum of 1.5% over the prime rate as quoted and adjusted by First Bank. The Company expects to seek additional lines of credit to finance inventory purchase requirements associated with revenue growth.

      On March 31, 2000, MediQuik signed a Letter of Intent with MiraQuest Capital Holdings, Inc (MiraQuest). The terms of Letter of Intent provide MediQuik with $2,000,000 in initial funding and an equity interest in MiraQuest, an Internet Holding Company comprised primarily of B2B entities. As of April 20, 2000, MediQuik has received $300,000 in advances pursuant to the terms of the Letter of Intent. MiraQuest has a stated value of $400,000,000. MediQuik is being valued at approximately $13,000,000 ($2.00 per share). The transaction would provide MiraQuest with 70%-80% of the voting stock in MediQuik. MediQuik has engaged a financial advisory firm, (Howard, Frazier, Barker, Elliott, Inc.) to provide a fairness opinion on the transaction. MiraQuest has several healthcare internet holdings including Everfill.com, JITMedical,com and Seniorcities.com. Everfill.com and MiraQuest both intend to announce Initial Public Offering's by first quarter 2001.

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

Operating Expenses

      For the period from April 7, 1998 to December 31, 1998, operating expenses were $856,532. Operating expenses increased to $4,030,868 for the 12 months ended December 31, 1999, an increase of 371%. The increase in operating expenses is primarily associated with the initiation of operating business activities including marketing and selling expenses, general and administrative costs, consultant's compensation and the hiring and training of staff. Operating expenses include the effect of $2,270,153 in several non-cash equity transactions, including the costs of terminating the marketing agreement with Scardello Marketing Group, LLC.

Net Loss

      The Company experienced a net loss of $829,854 for 1998, primarily attributed to the development of the Company's business operations. Net loss increased to $3,780,279 for the 12 months ended December 31, 1999. Net loss includes the effect of $2,159,362 in several non-cash equity transactions, including the costs of terminating the marketing agreement with Scardello Marketing Group, LLC. The Company expects the net loss to decrease with increased revenues and gross profits from business operations.

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

As discussed in Note 12, the accompanying financial statements for the year ended December 31, 1999 have been restated.


/s/ DELOITTE & TOUCHE LLP

Houston, Texas
April 5, 2000 (September 27, 2000 as to the effects of the matters discussed in Note 12)

MEDIQUIK SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                         December 31,   December 31,
                                                                            1999           1998
                                                                        (As restated,
ASSETS                                                                   see Note 12)

CURRENT ASSETS:
   Cash and cash equivalents                                             $    47,424    $     7,578
   Accounts receivable, net of allowance of $88,702 and $0,
      respectively                                                           141,695         50,785
   Advances                                                                                  16,000
   Inventory                                                                  21,737         79,093
                                                                         -----------    -----------

                Total current assets                                         210,856        153,456

PROPERTY AND EQUIPMENT:
   Office equipment                                                           74,850            249
   Less accumulated depreciation                                              (7,215)           (29)
                                                                         -----------    -----------

                Total property and equipment                                  67,635            220

OTHER ASSETS                                                                 143,407         61,651
                                                                         -----------    -----------

TOTAL                                                                    $   421,898    $   215,327
                                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                                      $   199,479    $   153,656
   Accrued expenses                                                          598,208        100,908
   Notes payable and subordinated debentures                                  85,000        280,000
                                                                         -----------    -----------

                Total current liabilities                                    882,687        534,564

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock - 1,000,000 shares authorized, none issued and outstanding
   Common stock - $.001 par value 25,000,000 shares authorized;
      6,032,007 shares issued and outstanding at December 31, 1999 and
      4,849,173 shares issued and outstanding at December 31, 1998             6,033          4,849
   Additional paid-in capital                                              4,143,311        505,768
   Accumulated deficit                                                    (4,610,133)      (829,854)
                                                                         -----------    -----------

                Total stockholders' deficit                                 (460,789)      (319,237)
                                                                         -----------    -----------

TOTAL                                                                    $   421,898    $   215,327
                                                                         ===========    ===========

See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------

MEDIQUIK SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                      Year        Period from
                                                      Ended     April 7, 1998 to
                                                   December 31,    December 31,
                                                      1999            1998
                                                  (As restated,
                                                   see Note 12)

SALES                                              $   982,292     $   372,226

COST OF SALES                                          724,605         317,553
                                                   -----------     -----------

GROSS PROFIT                                           257,687          54,673

OPERATING EXPENSES:
    Salaries - officers                                412,323         138,000
    Consulting fees                                  1,613,590         433,712
    Other                                            2,004,955         284,820
                                                   -----------     -----------

                Total operating expenses             4,030,868         856,532
                                                   -----------     -----------

LOSS FROM OPERATIONS                                (3,773,181)       (801,859)

OTHER INCOME (EXPENSE):
    Interest income                                      3,048             315
    Other income                                        14,114              --
    Interest expense                                   (24,260)        (28,310)
                                                   -----------     -----------

                Total other (expense) income            (7,098)        (27,995)
                                                   -----------     -----------

NET LOSS                                           $(3,780,279)    $  (829,854)
                                                   ===========     ===========

BASIC AND DILUTED LOSS PER SHARE                   $     (0.68)    $     (0.21)
                                                   ===========     ===========

BASIC WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                          5,537,900       3,934,409
                                                   ===========     ===========

DILUTED WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                          5,537,900       3,934,409
                                                   ===========     ===========

See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------

MEDIQUIK SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE PERIOD
FROM APRIL 7, 1998 (DATE OF INCORPORATION) TO DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                                                          Additional
                                                                              Common        Paid-In      Accumulated
                                                                 Shares        Stock        Capital        Deficit         Total
                                                              ---------------------------------------------------------------------

BALANCE, APRIL 7 1998 (Date of Incorporation)

   Proceeds from issuance of Founders' shares                     110,000   $       110                                 $       110

   Acquisition of MediQuik Services LLC assets                  2,750,000         2,750                                       2,750

   Proceeds from issuance of warrants                                                     $    11,000                        11,000

   Exercise of warrants for consulting services                   117,961           118       235,922                       236,040

   Issuance of restricted stock                                 1,000,000         1,000                                       1,000

   Conversion of Convertible Debt                                  75,000            75         2,925                         3,000

   Acquisition of Cash Flow Management Inc.                       662,165           662                                         662

   Proceeds from exercise of warrants and
      issuance of common stock                                    134,047           134       255,921                       256,055

   Net loss                                                                                              $  (829,854)      (829,854)
                                                              -----------   -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 1998                                      4,849,173         4,849       505,768       (829,854)      (319,237)

   Repurchase of unexercised warrants                                                         (12,880)                      (12,880)

   Proceeds from issuance of common stock
      and warrants                                                570,500           571     1,167,030                     1,167,601

   Issuance of common stock under consulting
      agreements                                                  272,334           273     1,017,169                     1,017,442

   Issuance of warrants for consulting services                                               463,100                       463,100

  Issuance of common stock under employment
    agreement                                                      10,000            10        28,190                        28,200

  Issuance of common stock related to termination
   of marketing agreement - as restated ,
   see Note 12                                                    330,000           330       890,670                       891,000

  Proceeds received for interest in subsidiary
                                                                                               84,264                        84,264
   Net loss - as restated, see Note 12
                                                                                                          (3,780,279)    (3,780,279)
                                                              -----------   -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 1999
  As restated, See Note 12                                      6,032,007   $     6,033   $ 4,143,311    $(4,610,133)   $  (460,789)
                                                              ===========   ===========   ===========    ===========    ===========

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

MEDIQUIK SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                           Year          Period from
                                                                           Ended       April 7, 1998 to
                                                                        December 31,     December 31,
                                                                            1999            1998
                                                                       (As restated,
                                                                        see Note 12)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $(3,780,279)     $  (829,854)
Adjustment for noncash transactions:
  Common stock and warrants issued for services                           1,508,742          240,040
   Termination of marketing agreement                                       761,411
  Depreciation and amortization                                              29,088            9,141
  Provision for losses on accounts receivable                                88,702               --
Net changes in assets and liabilities:
  Accounts receivable                                                      (179,612)         (50,785)
  Advances                                                                       --          (16,000)
  Inventory                                                                  57,356          (79,093)
  Accounts payable                                                           45,823          153,656
  Accrued expenses                                                          497,300          100,908
  Other assets                                                               52,630          (70,763)
  Other                                                                     (10,699)              --
                                                                        -----------      -----------

           Net cash used in operating activities                           (929,538)        (542,750)
                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Capital expenditures                                                      (74,601)            (249)
                                                                        -----------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt issuance                                                25,000          280,000
  Repayment of indebtedness                                                (220,000)              --
  Repurchase of unexercised warrants                                        (12,880)              --
  Proceeds from sale of common stock                                      1,167,601          270,577
  Proceeds from sales of interests in subsidiary                             84,264               --
                                                                        -----------      -----------

           Net cash provided by financing activities                      1,043,985          550,577
                                                                        -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    39,846            7,578

CASH AND CASH EQUIVALENTS, beginning of period                                7,578               --
                                                                        -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                                $    47,424      $     7,578
                                                                        ===========      ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid                                                           $    26,365      $        --

NONCASH TRANSACTIONS

Restricted stock award                                                  $        --      $     1,000
Debt converted to stock                                                          --            3,000
Stock issued in MediQuik Services LLC acquisition                                --            2,750
Common stock issued in connection with terminated marketing agreement       891,000               --

See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------

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

      Bad Debts - An allowance for bad debts is provided for based on management's best estimates of amounts that are deemed uncollectible. Such allowance is $88,702 and $0 at December 31, 1999 and 1998, respectively.

      Property and Equipment - Property and equipment is stated at cost. The cost of betterments are added to the property accounts. Maintenance and repair costs are charged to expenses as incurred. Upon disposal of an asset, the difference between the sales proceeds and the net book value is charged or credited to income. The Company follows the American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," to determine when to capitalize or expense costs incurred to develop or obtain internal use software, such as the Company's internet site. Under this guidance, the Company expenses costs incurred in the preliminary project stage and thereafter capitalizes costs incurred in developing or obtaining internal use software. Certain costs, such as licensing, maintenance and training, are expensed as incurred. Depreciation of property is provided using primarily the straight-line method over the following estimated useful lives:

                              Classification              Years
                        Internet site development           3
                        Office equipment                    5
                        Furniture and fixtures              7

      Depreciation expense was $7,186 and $29 for the year ended December 31, 1999 and the period from April 7, 1998 to December 31, 1998, respectively.

      As a result of the purchase of assets from MediQuik Services, LLC, the Company has recorded an identified intangible in other assets related to certain contracts acquired. This intangible ceased to be of value to the Company during 1999 and an impairment of $52,539 has been recognized in the 1999 consolidated statement of operations. As of December 31, 1998, the accumulated amortization is $9,112.

      The Company reviews intangible assets on a quarterly basis to determine if such intangibles have been impaired. Any impairment would be recognized in the consolidated statement of operations.

      Significant Customers - The Company had sales to five significant customers of approximately 87% for the year ended December 31, 1999, and to a single significant customer of approximately 86% for the period ended December 31, 1998. Such customers represented approximately 80% of the accounts receivable balances at December 31, 1999 and 1998.

      Comprehensive Income - In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS 130 is effective for periods beginning after December 31, 1997. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of the period other than transactions with owners in their capacity of owners. As of December 31, 1999 and 1998, there are no adjustments ("Other Comprehensive Income") to net loss in deriving comprehensive income.

      Segment Disclosures - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments. SFAS 131 is effective for periods beginning after December 31, 1997. The Company currently operates under one segment and all revenues were generated in the Company's country of domicile.

      Derivatives - In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999, the FASB issued SFAS No. 137, which delays the effective date for implementation of SFAS 133 to fiscal years beginning after June 15, 2000. The Company held no derivatives in 1999 or 1998 and believes that SFAS No. 133, when adopted effective January 1, 2001, will not materially impact its financial position or results of operations.

      Fair Values of Financial Instruments - At December 31, 1999 and 1998, the carrying amounts of the Company's cash, receivables, payables and debt approximated their fair values.

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

4. SUBSIDIARY

      In May 1999, MediQuik formed an 80% owned subsidiary known as ChronicRX.com to provide Internet-based pharmacy services. ChronicRX.com will focus on the chronic care niche market and will specialize in prescription and non-prescription medicines and management products used to treat chronic diseases of all kinds.

      ChronicRX.com has a net loss of approximately $139,500 for the year ended December 31, 1999, and has a deficiency in net assets. Accordingly, the Company has not recognized a liability to the minority interest.

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

6. NOTES PAYABLE AND SUBORDINATED DEBENTURES

      Notes payable and subordinated debentures consist of the following:

                                                                     December 31,   December 31,
                                                                         1999           1998

Note payable to bank with variable interest rate at 1.5% over
  Prime, due June 5, 2001                                              $ 25,000       $     --
Three notes payable, $50,000 each to shareholders with interest
   interest at 9%, payable February 20, 1999                                 --        150,000
Subordinated debentures to shareholders with interest at 15%, payable in two installments of $15,000 each, due on June 30, 1999
   and December 31, 1999                                                     --         30,000
Ten subordinated debentures, to certain shareholders with
   interest at 15%, due on June 30, 1999 and December 31, 1999           60,000        100,000
                                                                       --------       --------

                                                                       $ 85,000       $280,000
                                                                       ========       ========

      Of the amounts due in June and December 1999, $220,000 was paid during 1999. The remaining $60,000 payment due on December 31, 1999 has been extended until June 30, 2000.

      In July 1999, the Company obtained a verbal agreement to provide up to $100,000 of credit so long as an officer of the Company maintains sufficient compensating balances in accounts with the lender. Repayment of such line of credit has been guaranteed by the same officer of the Company.

      The three 9% notes payable had an original aggregate principal balance of $153,000. Each of the notes payable provided for $1,000 of the outstanding principal to be convertible into shares of the Company's common stock at a rate of 25 shares for each $1.00 of debt converted. In August 1998, the three notes payable holders each converted $1,000 of principal into 25,000 shares of common stock.

7. EQUITY TRANSACTIONS

      Warrants - From February to April 1999, the Company issued warrants to purchase 250,000 shares of common stock at an exercise price ranging from $3.00 to $4.00 per share in consideration for services provided. All warrants expire by April 30, 2000; the Company has recorded an expense of $463,100 based on the fair value of the warrants as of the grant date.

      In December 1999, in connection with the sale of common stock the Company issued warrants to purchase 215,000 shares of common stock at an exercise price of $2.00. The warrants begin to become exercisable in June 2000 and expire in December 2001.

      In April 1998, the Company issued warrants for the purchase of 1,100,000 shares of MediQuik common stock at an exercise price ranging from $2.00 to $5.00 per share in consideration of $11,000. Additionally, performance-based warrants for the purchase of 440,000 shares of common stock were issued to a consultant at an exercise price of .001 per share; during November 1998, warrants for the purchase of 117,961 shares of common stock were exercised based on the performance criteria. The Company has recorded compensation expense of $236,040 based on the fair value of the common stock issued in November 1998.

      Following consummation of the Cash Flow merger, the consulting agreement was amended and all unexercised warrants were repurchased for $12,880.

      Private Stock Offerings - In February 1999, the Company issued 350,000 shares of common stock for $700,000.

      In June 1999, the Company issued 75,000 shares of common stock for $150,000.

      In July 1999, the Company issued 38,000 shares of common stock for $102,601.

      In December 1999, the Company issued 107,500 shares of common stock and warrants for $215,000.

      From August to October 1998, warrants for the purchase of 134,047 shares of common stock were exercised for $256,055.

      Other Equity Transactions - During February to December 1999, the Company issued 282,334 shares of common stock to various consultants and employees of the Company at a fair value of approximately $1,045,642.

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

      During the periods ended December 31, 1999 and 1998, the Company paid for business plan development and investment banking services furnished by an affiliate and certain consulting and legal services performed by other related parties. During the periods ended December 31, 1999 and 1998, the Company incurred expenses of $154,750 and $173,500 for these services, respectively, which are included in the consolidated statements of operations. In addition, the Company has accrued wages of $178,345 primarily to Company Officers who are shareholders of the Company.

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

      Lease - On May 7, 1999, the Company entered into a new five-year lease agreement for office space. The minimum lease payments under such agreement are as follows:

           2000                             $ 63,030
           2001                               63,030
           2002                               63,030
           2003                               63,030
           2004                               31,515
                                            --------

           Total                            $283,635
                                            ========

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

      Lost Share Certificate - During July 1999, the Company authorized and issued a certificate for 330,000 shares of common stock to SMG. The certificate was issued with a restricted legend on the face. As of April 5, 2000 the Company has not been able to locate it. As a result, the Company placed the certificate on hold with the stock transfer agent immediately upon realization that the certificate was lost during 1999. The Company authorized and issued an additional certificate for 330,000 shares of common stock to SMG. SMG confirmed that it received only the second certificate. The Company does not believe that the originally issued shares will ever be located and presented in exchange for value and accordingly, as of December 31, 1999, a total of 330,000 shares was considered outstanding to SMG. The restriction of the shares and the hold placement with the stock transfer agent are basis for the Company's opinion. The Company intends to cancel such certificate during 2000. At December 31, 1999 the fair market value of 330,000 shares was approximately $680,000. If the originally issued shares had been outstanding during 1999, the basic and diluted loss per share would have been $(0.66).

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

      The Company's principal cash requirements to date have been to fund working capital in order to support growth of net sales. Because revenue from operations has been inadequate to completely fund these requirements, the Company has supplemented its revenue from operations with proceeds from its private offerings of securities, loans and extensions of credit from vendors in order to meet its working capital requirements. The

Company anticipates that as revenue from sales to managed care plans increases, the Company will be able to satisfy all of its funding requirements for operations from such revenue. The Company has received $274,000 from the issuance of 137,000 shares of common stock from January 1, 2000 through April 5, 2000.

12. RESTATEMENT

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

      Subsequent to the issuance of the Company's consolidated financial statements as of and for the year ended December 31, 1999, the Company's management determined that the transaction should not have been recorded as a business combination and that goodwill associated with terminating the Marketing Agreement should not have been recorded. Additionally, the Company's management determined that the shares of common stock issued in connection with the acquisition should have been recorded at a fair value of $2.70 per share based on the fair value assigned to shares issued in a private equity offering during July 1999. As a result, the consolidated financial statements as of and for the year ended December 31, 1999 have been restated from amounts previously reported to expense the excess of the purchase price over the fair value of the assets acquired as the costs of terminating the Marketing Agreement and to record the issuance of the common stock based on a fair value of $2.70 per share.

      A summary of the significant effects of the restatement is as follows:

                                                   As Previously         As
                                                     Reported         Restated

As of December 31, 1999:
   Other assets                                    $ 1,140,527      $   143,407
   Additional paid-in capital                        4,489,811        4,143,311
   Accumulated deficit                              (3,959,513)      (4,610,133)

For the year ended December 31, 1999:
   Other operating expenses                          1,354,335        2,004,955
   Total operating expenses                          3,380,248        4,030,868
   Loss from operations                             (3,122,561)      (3,773,181)
   Net loss                                         (3,129,659)      (3,780,279)
   Basic and diluted loss per share                      (0.57)           (0.68)

                                     *******

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III.

Item 9. Directors, Executive Officers Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

        The following table sets forth certain information concerning the Company's executive officers and directors. The members of the Board of Directors are divided into three classes, as nearly equal in number as possible. Generally, members are elected for a three-year term, with the term of one class expiring each year. Howard B. Butler, Jr. is a Class I director, William J. Marciniak is a Class II director, and Grant M. Gables is a Class III director. The term of the Class I director expires at the Company's next annual meeting of stockholders. The terms of the Class II and Class III directors expire at the annual meeting of stockholders to be held in 2000 and 2001, respectively. At each annual meeting of stockholders, directors of the class the term of which then expires will be elected by the holders of the Common Stock to succeed those directors whose terms are expiring. Officers are elected annually by, and serve at the discretion of, the Company's Board of Directors.

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

      WILLIAM J. MARCINIAK has been an officer and director of the Company since April 7, 1998. Since 1989, Mr. Marciniak has served as an independent consultant to the health care industry. In such capacity he developed employer funded employee stock ownership plans for the Mediplex Companies, an infusion therapy company. In addition, he developed a medical receivables securitization program for Advacare, Inc., a medical billing company, that was funded by Prudential and arranged a $100,000,000 private placement for Medical Funding, Inc. and $100,000,000 credit facility for Home Health Plan, Inc. for the acquisition of infusion pharmacies. From 1982 to 1989 he was President of Bankers United Trust and from 1974 to 1982 Regional Manager of International Bank and Trust. Mr. Marciniak graduated from the Southern Illinois

University in 1973 with a major in business administration and a minor in mathematics.

      GRANT M. GABLES has been an officer and director of the Company since April 7, 1998. Mr. Gables has served as executive management with three health care billing and technology companies since January 1995. From March 1997 until June 1998, he was Vice President of Marketing for MediNet EDI Solutions with responsibility for strategic planning and development of technology for health care organizations. From September 1995 until February 1997, he was Executive Vice President of Reimbursement Assurance Corporation with executive responsibility for operations and sales and emphasis on information delivery technology for health care groups. From January 1995 until August 1995, Mr. Gables was with Rapid Reimbursement, Inc. as Chief Operating Officer with responsibility for installation of medical billing capability and management of claims processing and medical billing. From March 1994 until December 1994, he was General Partner of GMG Capital Funding Company with responsibility for investment analysis and financial planning for health care companies. He was Senior Vice President of International Trade Exchange, Inc. from May 1992 until March 1994. Mr. Gables graduated from Texas A & M University in 1987 with a Bachelors of Business Administration degree with a major in finance and from the University of Houston in December 1993 with a Masters of Business Administration
- Finance with concentrations in finance and marketing.

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

      LAWRENCE J. WEDEKIND served as Chief Executive Officer of the Company from September 7, 1999 to his resignation from that position in March 2000. He currently serves the Company as a director. In addition, Mr. Wedekind serves as President and Chief Executive Officer of IntegraNet Gulf Coast, Inc., an independent practice association, and Greater Gulf Health Plan, Inc., a non-profit occupational medicine network. Mr. Wedekind, has 20 years of experience in the healthcare industry, including management, marketing and strategic development both in for-profit and not-for-profit entities. Since 1997, Mr. Wedekind has served as President and Chief Executive Officer of Greater Gulf Medial Alliance, Inc., a comprehensive healthcare management service organization. From 1996 to 1997, Mr. Wedekind managed and developed multiple clinics for William D. Clark, M.D., who currently serves as medical director of both IntegraNet Gulf Coast and Greater Gulf Health Plan. From 1995 to 1996, Mr. Wedekind served as administrator of Yale Hospital, a 99-bed hospital located in Houston, Texas which was suffering financial difficulties prior to Mr. Wedekind's engagement. From 1994, he served as the court-appointed administrator of Twin Oaks Medical Center, a hospital located in Ft. Worth, Texas, which was being reorganized under bankruptcy proceedings pursuant to Chapter 11 of the United States Bankruptcy Code. In 1977, Mr. Wedekind received a Bachelor of Science degree in Business Administration from the University of Florida and, in 1979, he also received a Masters of Health and Hospital Administration from the same school.

      DONALD HOLMQUEST, M.D., J.D., Ph.D., received an undergraduate degree in electrical engineering and computers then shifted to medicine. He continued his education and completed a Ph.D. in physiology with a focus on computer processing of physiological data. Following one year of internal medicine training, he served for several years as a Scientist Astronaut with NASA. At NASA, he was in the Apollo and Skylab programs, working to implement medical experiments in space. After completing his fellowship work and specialty boards in nuclear medicine, Dr. Holmquest returned to academic medicine where he worked as Associate Dean on the startup of the new medical school at Texas A&M University. After leaving the new medical school, Dr. Holmquest spent several years in a private practice in medicine. During his years in private practice, Dr. Holmquest completed law school. After completing law school, Dr. Holmquest began a practice in healthcare law, which he has continued for almost twenty years. During his practice in law, he has worked for numerous healthcare providers and ventures and served on the Boards of Directors of two large national hospital systems. More recently, Dr. Holmquest has begun to focus his energies on small healthcare startup companies, particularly in the Internet arena. Dr. Holmquest and is a member of many professional and non-professional organizations including the American Fighter Pilots Association.

Item 10. Executive Compensation

      The following table sets forth for the period ended December 31, 1999 all compensation received or accrued by the Chief Executive Officer and by each of the other most highly compensated executive officers ("Named Executive Officers"). As of the date hereof, the Company has not entered into employment agreements with the Named Executives. Before his resignation, the Company had an employment agreement with Lawrence J. Wedekind, who served as Chief Executive Officer of the Company.

      For current executive officers, salaries paid as of December 31, 1999, were as follows:

Name and Principal     Annual              Bonus   Long-Term Compensation
Position               Compensation(1)
                       Salary(2)                      Restricted Stock
                                                          Awards(3)
William J.             $76,000             --       $100.00
Marciniak(4)
Vice President of
Marketing
Grant M. Gables        $86,000             --       $400
Executive Vice
President, COO
R. Craig Christopher   $76,000             --       $250
VP of Product
Fulfillment
Benjamin J. Scardello  $42,000             --       $250
VP of Managed Care
Services

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

Executive Employment Agreements

      The Company has not entered into employment agreements with the Named Executives Officers. Effective September 7, 1999, the Company entered into a one year employment agreement with Mr. Wedekind which was renewable for additional one year periods at Mr. Wedekind's option if his efforts result in providing the Company with an additional 40,000 patients by the end of his initial term. However, Mr. Wedekind resigned his position effective March 31, 2000. Pursuant to his employment agreement with the Company, the company paid Mr. Wedekind a total of $15,000 in cash and 51,000 shares of Common Stock of the Company. The Company intends to engage Mr. Wedekind as a consultant at $4,000 per month. The employment agreement contains covenants limiting competition with the Company during the term of the agreement and for an additional one year period following termination of employment.

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

Name of Beneficial Owner                Shares of Common    Percent of Class (2)
                                        Stock Owned (1)
Fisher Management Group, Inc.(3)        1,317,642           21.84%
3121 Buffalo Speedway, Ste. 5407
Houston, Texas 77098

Grant M. Gables(4)                      972,756             16.13%
11549 Riverview Way
Houston, Texas 77077

Jocody Financial , Inc.                 474,543             7.87%
5773 Woodway, Suite 290
Houston, Texas 77057

Howard B. Butler, Jr.                   313,784             5.20%
7721 San Felipe
Houston, Texas 77063

Roger Cotrofeld, Jr.                    306,637             5.08%
123 Mohawk Drive
Fort Plain, NY 13339

R. Craig Christopher                    272,865             4.52%
8335 Ariel
Houston, Texas 77074

William Marciniak (5)                   332,373             5.51%
908 Antler
Schertz, Texas 78164

Benjamin J. Scardello (6)               171,450             2.84%
17003 Windrow Drive
Spring, Texas 77379

Lawrence J. Wedekind (7)                21,500              0.36%
16266 Salmon Drive
Spring, Texas 77379

Donald Holmquest                        25,000              0.41%
109 Marrakesh
Bellaire, TX  77401

All Officers and Directors as a group   2,109,728           34.97%
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

                                    - Agreement, dated August 6, 1999, between
                                    MediQuik and Murray Hill Communications,
                                    Inc.
*(b)(21)                            Subsidiaries of the Registrant
 (b)(27)                            Financial Data Schedule

*     Previously filed with the Commission

Pursuant to the requirements of Sections 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October ___, 2000 Mediquik Services, Inc.


                        By: /s/ Grant M. Gables
                        ----------------------------------------------
                        Grant M. Gables, Executive Vice President, COO

                                 Exhibit (b)(27)
                             Financial Data Schedule