Form 10QSB/A
period 2000-03-31
MEDIQUIK SERVICES INC
filed 2000-11-07
CIK 1062564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                                                  Commission file number 0-27123

                             MEDIQUIK SERVICES, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                   74-2876711
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

4295 San Felipe, Suite 200, Houston, Texas                77027
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

Transitional Small Business Disclosure Format (Check one):Yes |_|; No |X|

                             MEDIQUIK SERVICES, INC.

      The undersigned registrant hereby amends the following items of its Quarterly Report on Form 10-QSB/A for the fiscal quarter ended March 31, 2000, as set forth in the pages attached hereto (See Note 8 to the Financial Statements):

                                                                            Page

PART I.  FINANCIAL INFORMATION                                                 4

ITEM 1

      FINANCIAL STATEMENTS                                                     4

      Consolidated Condensed Balanced Sheets (Unaudited)
         March 31, 2000 and December 31, 1999                                  4

      Consolidated Condensed Statements of Operations (Unaudited)
         Three Months Ended March 31, 2000 and 1999                            5

      Consolidated Condensed Statements of Cash Flows (Unaudited)
         Six Months Ended March 31, 2000 and 1999                              6

      Notes to Consolidated Condensed Financial Statements                     7

ITEM 2

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS                                               10

PART II.  OTHER INFORMATION                                                   15

ITEM 2

      CHANGES IN SECURITIES AND USE OF PROCEEDS                               15

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDIQUIK SERVICES, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                       March 31,   December 31,
                                                        2000          1999
ASSETS                                              (As Restated,
                                                     see Note 8)
CURRENT ASSETS:
   Cash and cash equivalents                        $    34,931    $    47,424
   Accounts receivable, net of allowance of
     $113,636 and $88,702 respectively                  304,629        141,695
   Inventory                                             28,828         21,737
                                                    -----------    -----------

                Total current assets                    368,388        210,856

PROPERTY AND EQUIPMENT:
   Office equipment and other                           161,883         74,850
   Less accumulated depreciation                         (8,367)        (7,215)
                                                    -----------    -----------

                Total property and equipment            153,516         67,635


OTHER ASSETS                                            130,326        143,407
                                                    -----------    -----------

TOTAL                                               $   652,230    $   421,898
                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                 $   515,095    $   199,479
   Accrued expenses                                     439,267        598,208
   Notes payable and subordinated debentures            186,195         85,000
                                                    -----------    -----------

                Total current liabilities             1,140,557        882,687

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock - 1,000,000 shares authorized,
    none issued and outstanding
   Common stock - $.001 par value 25,000,000
      shares authorized; 6,296,886 shares issued
      and outstanding at March 31, 2000                   6,298          6,033
   Additional paid-in capital                         4,638,795      4,143,311
   Accumulated deficit                               (5,133,420)    (4,610,133)
                                                    -----------    -----------

                Total stockholders' deficit            (488,327)      (460,789)
                                                    -----------    -----------

TOTAL                                               $   652,230    $   421,898
                                                    ===========    ===========

See accompanying notes to consolidated condensed financial statements.
--------------------------------------------------------------------------------

MEDIQUIK SERVICES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                   Three Months    Three Months
                                                       Ended          Ended
                                                     March 31,       March 31,
                                                        2000           1999
                                                   (As Restated,
                                                    see Note 8)

SALES                                               $   321,929     $   477,979

COST OF SALES                                           277,663         414,023
                                                    -----------     -----------

GROSS PROFIT                                             44,266          63,956

OPERATING EXPENSES:
    Salaries - officers                                 103,000          38,961
    Consulting fees                                     170,083         825,151
    Other                                               291,351         138,207
                                                    -----------     -----------

                Total operating expenses                564,434       1,002,319
                                                    -----------     -----------

LOSS FROM OPERATIONS                                   (520,168)       (938,363)

OTHER INCOME (EXPENSE):
    Interest income                                          --           1,309
    Other income                                             --          11,947
    Interest expense                                     (3,119)        (12,754)
                                                    -----------     -----------

                Total other (expense) income             (3,119)            502
                                                    -----------     -----------

NET LOSS                                            $  (523,287)    $  (937,861)
                                                    ===========     ===========

BASIC AND DILUTED LOSS PER SHARE                    $     (0.09)    $     (0.19)
                                                    ===========     ===========

BASIC WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                           6,155,710       5,038,229
                                                    ===========     ===========

DILUTED WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                           6,155,710       5,038,229
                                                    ===========     ===========

See accompanying notes to consolidated condensed financial statements.
--------------------------------------------------------------------------------

MEDIQUIK SERVICES, INC.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                      Three Months  Three Months
                                                          Ended        Ended
                                                        March 31,    March 31,
                                                          2000         1999
                                                     (As Restated,
                                                      see Note 8)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $(523,287)   $(937,861)
Adjustment for noncash transactions:
  Common stock and warrants issued for services          217,749      726,415
  Depreciation and amortization                           15,373        3,996
  Provision for losses on accounts receivable             24,934           --
Net changes in assets and liabilities:
  Accounts receivable                                   (187,868)      22,859
  Inventory                                               (7,091)      35,751
  Accounts payable                                       329,116      (25,726)
  Accrued expenses                                      (158,941)       9,794
                                                       ---------    ---------

           Net cash used in operating activities        (290,015)    (164,772)
                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Capital expenditures                                      (478)      (1,614)
                                                       ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of indebtedness                                   --     (150,000)
  Repurchase of unexercised warrants                          --      (12,880)
  Proceeds from sale of common stock                     270,000      700,000
  Proceeds from sales of interests in subsidiary           8,000           --
                                                       ---------    ---------

           Net cash provided by financing activities     278,000      537,120
                                                       ---------    ---------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                      (12,493)     370,734

CASH AND CASH EQUIVALENTS, beginning of period            47,424        7,578
                                                       ---------    ---------

CASH AND CASH EQUIVALENTS, end of period               $  34,931    $ 378,312
                                                       =========    =========

SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid                                          $      --    $  13,560

NONCASH TRANSACTIONS

Short-term debt issued for purchase of software        $ 101,195    $      --
Return to vendor of software package                      13,500           --

See accompanying notes to consolidated condensed financial statements.
--------------------------------------------------------------------------------

MEDIQUIK SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2000
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

      The interim consolidated condensed financial statements and notes thereto of MediQuik Services, Inc. and its subsidiary (collectively, the "Company" or "MediQuik") have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the accompanying financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures presented herein are adequate to make the information not misleading. The accompanying consolidated condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

      The preparation of these condensed consolidated financial statements required the use of estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year.

2. EARNINGS PER SHARE

      The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which establishes standards for computing and presenting earnings per share ("EPS"). SFAS 128 requires the presentation of "basic" and "diluted" EPS on the face of the consolidated statement of operations. Basic EPS amounts are calculated using the weighted average number of common shares outstanding during each period. For the quarter ended March 31, 2000, there were warrants to purchase 735,000 shares of common stock at exercise prices ranging from $2.00 - $4.00 per share. In addition, on March 31, 2000, the Company granted options to purchase 583,863 shares of common stock at an exercise price of $1.75 with terms of two to four years. For the quarter ended March 31, 1999, there were warrants to purchase 100,000 shares of common stock at an exercise price of $3.00 per share. Since the Company incurred a loss for all periods presented, these securities have been excluded from the calculation of EPS, because they are anti-dilutive to basic EPS.

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

      Private Stock Offerings - The Company issued 135,000 shares of common stock and warrants for $270,000 during the quarter ended March 31, 2000, and issued 350,000 shares of common stock for $700,000 during the quarter ended March 31, 1999.

      Other Equity Transactions - During the quarter ended March 31, 2000, the Company issued 129,879 shares of common stock with a fair value of approximately $217,749 to various consultants and employees of the Company.

      During the quarter ended March 31, 1999, the Company issued 135,000 shares of common stock to various consultants and employees of the Company with a fair value of approximately $533,751.

5. COMMITMENTS AND CONTINGENCIES

      Lost Share Certificate - During July 1999, the Company authorized and issued a certificate for 330,000 shares of common stock to SMG. The certificate was issued with a restricted legend on the face. As of April 5, 2000 the Company has not been able to locate it. As a result, the Company placed the certificate on hold with the stock transfer agent immediately upon realization that the certificate was lost during 1999. The Company authorized and issued a replacement certificate for 330,000 shares of common stock to SMG. SMG confirmed that it received only the second certificate. The Company does not believe that the originally issued shares will ever be located and presented in exchange for value and accordingly a total of 330,000 shares was considered outstanding to SMG as of March 31, 2000 and December 31, 1999. The restriction of the shares and the hold placement with the stock transfer agent are basis for the Company's opinion. The Company intends to cancel the original certificate during 2000.

6. LETTER OF INTENT

      On March 31, 2000, the Company signed a Letter of Intent with MiraQuest Capital Holdings, Inc. (MiraQuest), to issue to MiraQuest an amount of common stock equal to the amount of the Company's outstanding stock, including issuances due certain employees, contractors, consultants and any unexercised Warrants and Options, just prior to the issuance. The intent is to convey to MiraQuest a 50% ownership of the common stock of the Company on a fully diluted basis. At closing MiraQuest will additionally purchase a number of shares of voting preferred stock sufficient to provide MiraQuest with a target of 70% to 80% ownership. The letter of intent allows for convertible debt as an alternative to or supplement to preferred stock.

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

8. RESTATEMENT

      In July 1999, the Company terminated the Exclusive Marketing Representative Agreement ("Marketing Agreement") between Scardello Marketing Group, LLC ("SMG") and the Company and acquired certain assets of SMG. In connection with the termination of the Marketing Agreement, the Company issued restricted common stock to SMG. These shares were originally valued at $3.75 per share based on the average stock price quoted on the Over-the-Counter Bulletin Board from the date the agreement with SMG was signed until the closing of the transaction. The Company originally accounted for the transaction as a business combination under Accounting Principles Board Opinion 16 and the excess of the purchase price over the fair value of the assets acquired was allocated to goodwill.

      Subsequent to the issuance of the Company's consolidated condensed financial statements as of and for the three months ended March 31, 2000, the Company's management determined that the transaction should not have been recorded as a business combination and that goodwill associated with terminating the Marketing Agreement should not have been recorded. Additionally, the Company's management determined that the shares of common stock issued in connection with the acquisition should have been recorded at a fair value of $2.70 per share based on the fair value assigned to shares issued in a private equity offering during July 1999. As a result, the consolidated condensed financial statements as of and for the three months ended March 31, 2000 have been restated from amounts previously reported to expense the excess of the purchase price over the fair value of the assets acquired as the costs of terminating the Marketing Agreement and to record the issuance of the common stock based on a fair value of $2.70 per share.

      A summary of the significant effects of the restatement is as follows:

                                                     As Previously       As
                                                        Reported      Restated

            As of March 31, 2000:
              Other assets                            $ 1,072,051   $   130,326
              Additional paid-in capital                4,985,295     4,638,795
              Accumulated deficit                      (4,538,195)   (5,133,420)

            For the three months ended March 31, 2000:
              Other operating expenses                    346,746       291,351
              Total operating expenses                   (619,829)     (564,434)
              Loss from operations                       (575,563)     (520,168)
              Net loss                                   (578,682)     (523,287)
              Basic and diluted loss per share              (0.08)        (0.09)

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

RESTATEMENT

In July 1999, the Company terminated the Exclusive Marketing Representative Agreement ("Marketing Agreement") between Scardello Marketing Group, LLC ("SMG") and the Company and acquired certain assets of SMG. In connection with the termination of the Marketing Agreement, the Company issued restricted common stock to SMG. These shares were originally valued at $3.75 per share based on the average stock price quoted on the Over-the-Counter Bulletin Board from the date the agreement with SMG was signed until the closing of the transaction. The Company originally accounted for the transaction as a business combination under Accounting Principles Board Opinion 16 and the excess of the purchase price over the fair value of the assets acquired was allocated to goodwill.

Subsequent to the issuance of the Company's consolidated condensed financial statements as of and for the three months ended March 31, 2000, the Company's management determined that the transaction should not have been recorded as a business combination and that goodwill associated with terminating the Marketing Agreement should not have been recorded. Additionally, the Company's management determined that the shares of common stock issued in connection with the acquisition should have been recorded at a fair value of $2.70 per share based on the fair value assigned to shares issued in a private equity offering during July 1999. As a result, the consolidated condensed financial statements as of and for the three months ended March 31, 2000 have been restated from amounts previously reported to expense the excess of the purchase price over the fair value of the assets acquired as the costs of terminating the Marketing Agreement and to record the issuance of the common stock based on a fair value of $2.70 per share.

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

MediQuik offers comprehensive disease monitoring and maintenance solutions by providing pharmacy and diagnostic products, disease education, adherence review and reporting, and personal health resources via the U.S. Mail, telephone and the Internet. The Company provides a complete line of blood glucose monitoring systems, testing strips, lancets, swabs, insulin pumps, compliance and wound care products for diabetes patients, and the Company is adding new products and services to complement existing disease management programs. MediQuik is focused on delivering high quality products and services to chronic disease patients for insurance organizations that bear the primary financial risk for healthcare treatment. MediQuik also works directly with health maintenance organizations
(HMOs), preferred provider organizations (PPOs), self-insured companies and other third-party payors (TPAs) in an effort to enhance the quality of life for chronically ill patients and improve the financial outcomes for managed care payors. The Company also performs billing and collection activities on behalf of the patient to the healthcare plan. The Company will utilize advanced healthcare technology applications in the delivery of MediQuik's proprietary disease management programs via the Internet.

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

On March 31, 2000, MediQuik signed a Letter of Intent with MiraQuest Capital Holdings, Inc. / MiraQuest Ventures, LLC (MiraQuest). The terms of the Letter of Intent provide MediQuik with $2,000,000 in initial funding and an equity interest in MiraQuest, an Internet/E-Commerce Holding Company comprised primarily of business-to-business entities. As of May 25, 2000, MediQuik had received $500,000 in advances pursuant to the terms of the Letter of Intent. MiraQuest has a stated value of $400,000,000. MediQuik is being valued at approximately $13,000,000 ($2.00 per share). The transaction would provide MiraQuest with 70% of the voting stock in MediQuik. MediQuik has engaged the financial advisory firm of Howard, Frazier, Barker, Elliott, Inc. (HFBE) to provide a fairness opinion on the transaction. HFBE has completed the fairness opinion with the conclusion that the transaction is fair to the existing shareholders of MediQuik. The fairness opinion results were reported at the Company's annual shareholders' meeting held on May 17, 2000. The MiraQuest transaction is currently scheduled for closing on May 31, 2000. Pursuant to the closing of the transaction, the Company will file a Form 8-K disclosure report with the Securities and Exchange Commission.

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

REVENUE FROM OPERATIONS

The Company commenced operations in July 1998 and received its initial revenue in August 1998. For the three month period ended March 31, 1999, the Company reported revenue of $477,979. Total revenue decreased to $321,929 for the three months ended March 31, 2000. The revenue decrease primarily resulted from reduced diagnostic product sales to managed care providers. The Company is currently deriving the majority of its revenues through direct sales to managed care plans. The Company expects to realize improvement in gross margin percentages with increased direct managed care plan revenues. Cash flow from operations has not been sufficient to fund all of the Company's initial operating activities to date.

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

OPERATING EXPENSES

For the period from January 1, 1999 to March 31, 1999, operating expenses were $1,002,319. Operating expenses decreased to $564,434 for the three months ended March 31, 2000, a decrease of 44%. The decrease in operating expenses is primarily associated with reduced consulting expense from non-cash equity transactions during the three months ended March 31, 2000. Operating expenses also include marketing and selling expenses, general and administrative costs, consultants compensation and the hiring and training of staff. During the three months ended March 31, 2000, operating expenses include the effect of $213,405 in non-cash equity transactions.

NET LOSS

The Company experienced a net loss of $937,861 for the period January 1, 1999 to March 31, 1999, primarily attributed to the development of the Company's business operations. Net loss decreased to $523,287 for the three months ended March 31, 2000. Net loss includes the effect of several non-cash equity transactions.

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

                                          Mediquik Services, Inc.


Date: October   , 2000                    /s/ Grant Gables
     -----------------                    --------------------------------------
                                          Grant Gables, President