Form 10QSB/A
period 2000-06-30
MEDIQUIK SERVICES INC
filed 2000-11-07
CIK 1062564

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

6,392,539 shares of the Company's Common Stock issued and outstanding at June 30, 2000.
--------------------------------------------------------------------------------

      Transitional Small Business Disclosure Format (Check one):Yes |_|; No |X|

                             MEDIQUIK SERVICES, INC.

      The undersigned registrant hereby amends the following items of its Quarterly Report on Form 10-QSB/A for the fiscal quarter ended June 30, 2000, as set forth in the pages attached hereto (see Note 8 to the Financial Statements):

                                                                            Page

PART I.  FINANCIAL INFORMATION                                                3

ITEM 1

         FINANCIAL STATEMENTS                                                 3

         Consolidated Condensed Balanced Sheets (Unaudited)
            June 30, 2000 and December 31, 1999                               3

         Consolidated Condensed Statements of Operations (Unaudited)
            Three Months Ended June 30, 2000 and 1999,
            Six Months Ended June 30, 2000 and 1999                           4

         Consolidated Condensed Statements of Cash Flows (Unaudited)
            Six Months Ended June 30, 2000 and 1999                           5

         Notes to Consolidated Condensed Financial Statements                 6

ITEM 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                           10

PART II. OTHER INFORMATION                                                   14

ITEM 2

         CHANGES IN SECURITIES AND USE OF PROCEEDS                           14

ITEM 5

         OTHER INFORMATION                                                   15

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDIQUIK SERVICES, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                     June 30,     December 31,
                                                                       2000           1999
                                                                  (As restated,
                                                                   see Note 8)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                       $   147,781    $    47,424
   Accounts receivable, net of allowance of $199,975
      and $88,702, respectively                                        321,064        141,695
   Inventory                                                           106,519         21,737
                                                                   -----------    -----------

                Total current assets                                   575,364        210,856

PROPERTY AND EQUIPMENT:
   Office equipment and other                                          202,259         74,850
   Less accumulated depreciation                                       (11,402)        (7,215)
                                                                   -----------    -----------

                Total property and equipment                           190,857         67,635

OTHER ASSETS                                                           232,191        143,407
                                                                   -----------    -----------

TOTAL                                                              $   998,412    $   421,898
                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                                $ 1,058,309    $   199,479
   Accrued expenses                                                    241,529        598,208
   Notes payable and subordinated debentures                           801,195         85,000
                                                                   -----------    -----------

                Total current liabilities                            2,101,033        882,687

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock - 1,000,000 shares authorized, none issued and outstanding
   Common stock - $.001 par value, 25,000,000 shares authorized;
      6,392,539 and 6,032,007 shares issued and outstanding at
      June 30, 2000 and December 31, 1999, respectively                  6,393          6,033
   Additional paid-in capital                                        4,812,030      4,143,311
   Accumulated deficit                                              (5,921,044)    (4,610,133)
                                                                   -----------    -----------

                Total stockholders' (deficit)                       (1,102,621)      (460,789)
                                                                   -----------    -----------

TOTAL                                                              $   998,412    $   421,898
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

--------------------------------------------------------------------------------

MEDIQUIK SERVICES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                             Three Months                   Six Months
                                                Ended                         Ended
                                               June 30,                      June 30,
                                      --------------------------   ---------------------------
                                         2000           1999           2000           1999
                                     (As restated,                 (As restated,
                                      see Note 8)                   see Note 8)
SALES                                 $   385,540    $   242,875    $   707,469    $   720,854

COST OF SALES                             300,964        191,336        578,627        605,359
                                      -----------    -----------    -----------    -----------

       Gross profit                        84,576         51,539        128,842        115,495

OPERATING EXPENSES:
   Salaries - officers                    218,772         38,962        252,475         77,923
   Consulting fees                        141,981        680,271        310,689      1,505,422
   Other                                  509,175        168,777        871,197        306,984
                                      -----------    -----------    -----------    -----------

       Total operating expenses           869,928        888,010      1,434,361      1,890,329
                                      -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                     (785,352)      (836,471)    (1,305,519)    (1,774,834)

OTHER INCOME (EXPENSE):
   Interest income                                         1,486                         2,795
   Other income                                           29,257                        41,204
   Interest expense                        (2,273)       (12,754)        (5,392)       (25,508)
                                      -----------    -----------    -----------    -----------

       Total other (expense) income        (2,273)        17,989         (5,392)        18,491
                                      -----------    -----------    -----------    -----------

NET LOSS                              $  (787,625)   $  (818,482)   $(1,310,911)   $(1,756,343)
                                      ===========    ===========    ===========    ===========

BASIC AND DILUTED LOSS PER
   SHARE                              $     (0.12)   $     (0.15)   $     (0.21)   $     (0.34)
                                      ===========    ===========    ===========    ===========

BASIC WEIGHTED AVERAGE
   NUMBER OF COMMON SHARES
   OUTSTANDING                          6,315,204      5,395,191      6,235,457      5,157,350
                                      ===========    ===========    ===========    ===========

DILUTED WEIGHTED AVERAGE
   NUMBER OF COMMON SHARES
   OUTSTANDING                          6,315,204      5,395,191      6,235,457      5,157,350
                                      ===========    ===========    ===========    ===========

See accompanying notes to consolidated condensed financial statements.
--------------------------------------------------------------------------------

MEDIQUIK SERVICES, INC.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                               Six Months
                                                                                 Ended
                                                                                June 30,
                                                                      --------------------------
                                                                           2000          1999
                                                                      (As restated,
                                                                       see Note 8)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           $(1,310,911)   $(1,756,343)
   Adjustment for noncash transactions:
      Common stock and warrants issued for services                       228,249      1,340,724
      Depreciation and amortization                                        27,705          7,641
      Provision for losses on accounts receivable                         111,273
   Net changes in assets and liabilities:
      Accounts receivable and other assets                               (287,612)       (44,161)
      Inventory                                                           (84,782)        77,651
      Accounts payable                                                    872,330          5,726
      Accrued expenses                                                   (356,679)         6,850
                                                                      -----------    -----------

                Net cash used in operating activities                    (800,427)      (361,912)
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (39,716)       (37,422)
   Investment in MP total care                                                          (250,001)
                                                                      -----------    -----------

                Net cash used in investing activities                     (39,716)      (287,423)
                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of indebtedness                                              (85,000)      (150,000)
   Proceeds from borrowing                                                700,000
   Proceeds from sale of common stock                                     317,500        850,000
   Proceeds from sales of interests in subsidiary                           8,000
                                                                      -----------    -----------

                Net cash provided by financing activities                 940,500        700,000
                                                                      -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 100,357         50,665

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             47,424          7,578
                                                                      -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $   147,781    $    58,243
                                                                      ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES -
   Interest paid                                                      $     5,395    $    16,362
                                                                      ===========    ===========

NONCASH TRANSACTIONS:
   Short-term debt issued for purchase of software                    $   101,195
   Return to vendor of software package                                    13,500
   Debt converted to stock                                                           $     3,000
   Stock issued in MediQuick Services LLC acquisition                                      2,750
   Stock issued to minority shareholders of ChronicRX for their 20%
      interest                                                            115,330

See accompanying notes to consolidated condensed financial statements.
--------------------------------------------------------------------------------

MEDIQUIK SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

2. EARNINGS PER SHARE

      The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128") which establishes standards for computing and presenting earnings per share ("EPS"). SFAS 128 requires the presentation of "basic" and "diluted" EPS on the face of the consolidated statement of operations. Basic EPS amounts are calculated using the average number of common shares outstanding during each period. As of June 30, 2000, there were warrants to purchase 532,500 shares of common stock at an exercise prices of $2.00 per share. In addition, on June 30, 2000, the Company granted options to purchase 773,863 shares of common stock at exercise prices ranging from $1.75 - $2.00 with terms of two to four years. As of June 30, 1999, there were warrants to purchase 250,000 shares of common stock at exercise prices ranging from $3.00 - $4.00 per share. Since the Company incurred a loss for all periods presented, these securities have been excluded from the calculation of diluted EPS, as they are anti-dilutive to basic EPS.

3. SUBSIDIARY

      In May 1999, MediQuik formed an 80% owned subsidiary known as ChronicRX.com to provide Internet-based pharmacy services. In June 2000, the Company purchased the remaining approximate 20% interest from the investors through an exchange of shares of the Company at $1.75 per share. As of June 30, 2000, ChronicRX.com has become a wholly owned subsidiary of the Company. ChronicRX.com will focus on the chronic care niche market and will specialize in prescription and nonprescription medicines and management products used to treat chronic diseases of all kinds.

4. EQUITY TRANSACTIONS

      Warrants - During the six months ended June 30, 2000, in connection with the sale of common stock, the Company issued warrants to purchase 317,500 shares of common stock at an exercise price of $2.00 per share. The warrants began to become exercisable in June 2000 and expire in December 2001.

      Private Stock Offerings - The Company issued 158,750 shares of common stock and warrants for $317,500 during the six months ended June 30, 2000.

      Other Equity Transactions - During the six months ended June 30, 2000, the Company issued 135,879 shares of common stock with a fair value of approximately $228,249 to various consultants and employees of the Company. The Company also issued 65,903 shares with a value of $115,330 to the minority shareholders of ChronicRX.com in order to acquire the remaining 20% interest in their subsidiary.

5. COMMITMENTS AND CONTINGENCIES

      Lost Share Certificate - During July 1999, the Company authorized and issued a certificate for 330,000 shares of common stock to Scardello Marketing Group ("SMG"). The certificate was issued with a restricted legend on the face. As of April 5, 2000, the Company has not been able to locate it. As a result, the Company placed the certificate on hold with the stock transfer agent immediately upon realization that the certificate was lost during 1999. The Company authorized and issued an additional certificate for 330,000 shares of common stock to SMG. SMG confirmed that it received only the second certificate. The Company does not believe that the originally issued shares will ever be located and presented in exchange for value and, accordingly, a total of 330,000 shares was considered outstanding to SMG as of June 30, 2000 and December 31, 1999. The restriction of the shares and the hold placement with the stock transfer agent are bases for the Company's opinion. The Company intends to cancel such certificate during 2000.

6. LETTER OF INTENT

      On March 31, 2000, the Company signed a letter of intent with MiraQuest Capital Holdings, Inc. (MiraQuest) to issue to MiraQuest an amount of common stock equal to the amount of the Company's outstanding stock, including shares due certain employees, contractors, consultants and any unexercised warrants and options, just prior to the issuance. The intent is to convey to MiraQuest a 50% ownership of the common stock of the Company on a fully diluted basis. At closing, MiraQuest will additionally purchase a number of shares of voting preferred stock sufficient to provide MiraQuest with a target of 70% to 80% ownership. The letter of intent allows for convertible debt as an alternative to or supplement to preferred stock. It is anticipated that this transaction will become effective on August 28, 2000.

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

      Subsequent to the issuance of the Company's consolidated condensed financial statements as of and for the three and six months ended June 30, 2000, the Company's management determined that the transaction should not have been recorded as a business combination and that goodwill associated with terminating the Marketing Agreement should not have been recorded. Additionally, the Company's management determined that the shares of common stock issued in connection with the acquisition should have been recorded at a fair value of $2.70 per share based on the fair value assigned to shares issued in a private equity offering during July 1999. As a result, the consolidated condensed financial statements as of and for the three and six months ended June 20, 2000 have been restated from amounts previously reported to expense the excess of the purchase price over the fair value of the assets acquired as the costs of terminating the Marketing Agreement and to record the issuance of the common stock based on a fair value of $2.70 per share.

      A summary of the significant effects of the adjustments is as follows:

                                                  As Previously          As
                                                     Reported         Restated

As of June 30, 2000:
   Other assets                                    $ 1,118,520      $   232,191
   Additional paid-in capital                        5,158,530        4,812,030
   Accumulated deficit                              (5,381,215)      (5,921,044)

For the three months ended June 30, 2000:
   Other operating expenses                            564,570          509,175
   Total operating expenses                           (925,323)        (869,928)
   Loss from operations                               (840,747)        (785,352)
   Net loss                                           (843,020)        (787,625)
   Basic and diluted loss per share                      (0.13)           (0.12)

For the six months ended June 30, 2000:
   Other operating expenses                            981,988          871,197
   Total operating expenses                         (1,545,152)      (1,434,361)
   Loss from operations                             (1,416,310)      (1,305,519)
   Net loss                                         (1,421,702)      (1,310,911)
   Basic and diluted loss per share                      (0.23)           (0.21)

                                     ******

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This management discussion contains certain forward-looking statements as identified by the use of words like "expects", "believes", and "anticipates" and other similar phrases. Such statements reflect management's current view of future financial performance based on certain assumptions, risks and uncertainties. If any assumptions, risk or uncertainty factors change, such changes may have a material impact on actual financial results. The Company is under no obligation to revise any forward-looking statements contained herein. Readers are cautioned to not place undue reliance on any forward-looking statements contained in this discussion.

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

      Subsequent to the issuance of the Company's consolidated condensed financial statements as of and for the three and six months ended June 30, 2000, the Company's management determined that the transaction should not have been recorded as a business combination and that goodwill associated with terminating the Marketing Agreement should not have been recorded. Additionally, the Company's management determined that the shares of common stock issued in connection with the acquisition should have been recorded at a fair value of $2.70 per share based on the fair value assigned to shares issued in a private equity offering during July 1999. As a result, the consolidated condensed financial statements as of and for the three and six months ended June 20, 2000 have been restated from amounts previously reported to expense the excess of the purchase price over the fair value of the assets acquired as the costs of terminating the Marketing Agreement and to record the issuance of the common stock based on a fair value of $2.70 per share.

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

The Company had $130,000 of 15% subordinated debentures outstanding, originally due in June and December 1999. The Company paid $15,000 of the debentures in July 1999, $55,000 in December 1999, and $10,000 in April, 2000 and received an extension on the balance of $50,000, plus accrued interest, until June 2000. The balance was paid off as of June 30, 2000. The debentures were owed to significant shareholders of the Company. The Company has accrued wages of approximately $105,220 primarily to Company officers and insiders who are significant shareholders in the Company. The Company negotiated a bank line of credit in the amount of $50,000 during the second quarter of 2000. No draws have been made on the note as of June 30, 2000.

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

On March 31, 2000, MediQuik signed a Letter of Intent with MiraQuest Capital Holdings, Inc. / MiraQuest Ventures, LLC (MiraQuest). The terms of the Letter of Intent provide MediQuik with $2,000,000 in initial funding and an equity interest in MiraQuest, an Internet/E-Commerce Holding Company comprised primarily of entities serving the business-to-business market. As of June 30, 2000, MediQuik had received $800,000 in advances pursuant to the terms of the Letter of Intent and as of August 13, 2000, MediQuik had received $1,100,000 pursuant to the terms of the Letter of Intent. In connection with the MiraQuest transaction, MediQuik is being valued on a negotiated basis at approximately $13,000,000 ($2.00 per share) and MiraQuest is being valued at $185,000,000. The transaction would provide MiraQuest with 70% of the voting stock in

MediQuik. MediQuik engaged the financial advisory firm of Howard, Frazier, Barker, Elliott, Inc. (HFBE) to provide a fairness opinion on the transaction. HFBE has completed the fairness opinion with the conclusion that the transaction is fair to the existing shareholders of MediQuik. The fairness opinion results were reported at the Company's annual shareholders' meeting held on May 17, 2000. A revised fairness opinion has been approved by the Board of Directors. The MiraQuest transaction is currently scheduled for closing on August 28, 2000. After the closing of the transaction, the Company intends to file a Form 8-K disclosure report concerning the transaction with the Securities and Exchange Commission. The Company filed a Preliminary Form 14C and a Definitive Form 14C, incorporated herein by reference, with the Securities and Exchange Commission in relation to the transaction.

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

GROSS PROFIT

The Company commenced operations in July 1998 and received its initial gross profit in August 1998. For the period from January 1, 1999 to June 30, 1999, the Company reported gross profit of $115,495 or 16.0% of revenue for the period. Gross profit increased to $128,842 or 18.2% of revenue, for the 6 months ended June 30, 2000.

Gross profit was primarily derived from diagnostic and pharmaceutical product sales to managed care payors and patients. The gross profit percentage is the result of volume purchase discounts. The Company expects continued increases in gross profit percentage with increased direct sales to managed care plans.

OPERATING EXPENSES

For the period from January 1, 1999 to June 30, 1999, operating expenses were $1,890,329. Operating expenses decreased to $1,434,361 for the six months ended June 30, 2000, a decrease of 24.1%. The decrease in operating expenses is primarily associated with reduced consulting expense from non-cash equity transactions during the six months ended June 30, 2000. Operating expenses also include marketing and selling expenses, general and administrative costs, consultants compensation and the hiring and training of staff. During the six months ended June 30, 2000, operating expenses include the effect of $228,249 in non-cash equity transactions.

NET LOSS

The Company experienced a net loss of $1,756,343 for the period January 1, 1999 to June 30, 1999, primarily attributed to the development of the Company's business operations. Net loss decreased to $1,310,911 for the six months ended June 30, 2000. Net loss includes the effect of several non-cash equity transactions.

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

                                Index to Exhibits

Exhibit No.                         Description of Exhibit

*(b)(3)(i)                          Certificate of Incorporation of MediQuik
*(b)(3)(ii)                         Bylaws of MediQuik
*(b)(10)                            Material Contracts
*(b)(22)                            Pre 14C filed by MediQuik on July 27, 2000
                                    Def 14C filed by MediQuik on August 8, 2000

(b)(27)                             Financial Data Schedule

* Previously filed with the Commission

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MediQuik Services, Inc.


Date: November   , 2000                 /s/ Grant Gables
      -----------------                 ----------------------------------------
                                        Grant Gables, President