Form 10QSB
period 2000-09-30
MEDIQUIK SERVICES INC
filed 2001-01-04
CIK 1062564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended 9/30/00

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      (No Fee Required)

              For the transition period from _________ to ________

                         Commission file number 0-27123

                             MEDIQUIK SERVICES, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                       74-2876711
------------------------------              ------------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization)

4299 San Felipe, Suite 300, Houston, Texas                  77027
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (832) 200-7000
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
       (Former address : 4295 San Felipe, Suite 200, Houston, Texas 77027)

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

13,441,529 shares of the Company's Common Stock issued and outstanding at September 30, 2000.

--------------------------------------------------------------------------------

      Transitional Small Business Disclosure Format (Check one):Yes |_|; No |X|

                                                                            Page

PART I.  FINANCIAL INFORMATION                                                3

ITEM 1

         FINANCIAL STATEMENTS                                                 3

         Consolidated Condensed Balanced Sheets (Unaudited)
            September 30, 2000 and December 31, 1999                          3

         Consolidated Condensed Statements of Operations (Unaudited)
            Three Months Ended September 30, 2000 and 1999,
            Nine Months Ended September 30, 2000 and 1999                     4

         Consolidated Condensed Statements of Cash Flows (Unaudited)
            Nine Months Ended September 30, 2000 and 1999                     5

         Notes to Consolidated Condensed Financial Statements                 6

ITEM 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                           10

PART II. OTHER INFORMATION                                                   14

ITEM 2

         CHANGES IN SECURITIES AND USE OF PROCEEDS                           14

ITEM 5

         OTHER INFORMATION                                                   15

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDIQUIK SERVICES, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                     September 30,      December 31,
                                                                          2000             1999
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                          $     13,216      $     47,424
   Accounts receivable, net of allowance of $284,975
      and $88,702, respectively                                            336,979           141,695
   Inventory                                                                89,545            21,737
                                                                      ------------      ------------

                Total current assets                                       439,740           210,856

PROPERTY AND EQUIPMENT:
   Office equipment and other                                              227,778            74,850
   Less accumulated depreciation                                           (15,324)           (7,215)
                                                                      ------------      ------------

                Total property and equipment                               212,454            67,635

OTHER ASSETS
 Investment in MiraQuest Ventures, LLC                                   5,980,001
   Other                                                                   134,919           143,407
                                                                      ------------      ------------

                  Total other assets                                     6,114,920           143,407
                                                                      ------------      ------------

TOTAL                                                                 $  6,767,114      $    421,898
                                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                                   $    959,077      $    199,479
   Accrued expenses                                                        177,204           598,208
   Notes payable and subordinated debentures                               101,195            85,000
                                                                      ------------      ------------

                Total current liabilities                                1,237,476           882,687

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock - 1,000,000 shares authorized, 513,266 issued,
      333,623 outstanding as of September 30, 2000                             334
   Common stock - $.001 par value, 25,000,000 shares authorized;
      13,441,529 issued with 10,974,380 shares outstanding, and
      6,032,007 shares issued and outstanding at September 30,
      2000 and December 31, 1999, respectively                              10,974             6,033
   Additional paid-in capital                                           11,971,786         4,143,311
   Accumulated deficit                                                  (6,453,456)       (4,610,133)
                                                                      ------------      ------------

                Total stockholders' equity (deficit)                     5,529,638          (460,789)
                                                                      ------------      ------------

TOTAL                                                                 $  6,767,114      $    421,898
                                                                      ============      ============

See accompanying notes to consolidated condensed financial statements.
--------------------------------------------------------------------------------

MEDIQUIK SERVICES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                Three Months                      Nine Months
                                                    Ended                            Ended
                                                September 30,                    September 30,
                                        ----------------------------      ----------------------------
                                            2000             1999             2000             1999
SALES                                   $   520,028      $   125,678      $ 1,227,497      $   846,532

COST OF SALES                               326,879           72,437          905,506          677,796
                                        -----------      -----------      -----------      -----------

       Gross profit                         193,149           53,241          321,991          168,736

OPERATING EXPENSES:
   Salaries - officers                      100,106          199,397          352,581          277,320
   Consulting fees                           81,597           65,498          392,286        1,570,920
   Other                                    543,452        1,054,343        1,414,649        1,361,327
                                        -----------      -----------      -----------      -----------

       Total operating expenses             725,155        1,319,238        2,159,516        3,209,567
                                        -----------      -----------      -----------      -----------

LOSS FROM OPERATIONS                       (532,006)      (1,265,997)      (1,837,525)      (3,040,831)

OTHER INCOME (EXPENSE):
   Interest income                                                                               2,795
   Other income                                                5,276                            46,480
   Interest expense                            (406)          (4,875)          (5,798)         (30,383)
                                        -----------      -----------      -----------      -----------

       Total other (expense) income            (406)             401           (5,798)          18,892
                                        -----------      -----------      -----------      -----------

NET LOSS                                $  (532,412)     $(1,265,596)     $(1,843,323)     $(3,021,939)
                                        ===========      ===========      ===========      ===========

BASIC AND DILUTED LOSS PER
   SHARE                                $     (0.08)     $     (0.22)     $     (0.29)     $     (0.56)
                                        ===========      ===========      ===========      ===========

BASIC WEIGHTED AVERAGE
   NUMBER OF COMMON SHARES
   OUTSTANDING                            6,471,414        5,782,307        6,345,522        5,412,089
                                        ===========      ===========      ===========      ===========

DILUTED WEIGHTED AVERAGE
   NUMBER OF COMMON SHARES
   OUTSTANDING                            6,471,414        5,782,307        6,345,522        5,412,089
                                        ===========      ===========      ===========      ===========

See accompanying notes to consolidated condensed financial statements.
--------------------------------------------------------------------------------

MEDIQUIK SERVICES, INC.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                Nine Months
                                                                                   Ended
                                                                               September 30,
                                                                        ----------------------------
                                                                            2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $(1,843,323)     $(3,021,939)
   Adjustment for noncash transactions:
      Common stock and warrants issued for services                         228,249        1,492,048
      Termination of marketing agreement                                                     761,411
      Depreciation and amortization                                          32,852            5,011
      Minority Interest                                                                        4,264
      Provision for losses on accounts receivable                           196,273
   Net changes in assets and liabilities:
      Accounts receivable and other assets                                 (391,557)        (111,700)
      Advances                                                                                16,000
      Inventory                                                             (67,808)          59,399
      Accounts payable                                                      759,598           69,900
      Accrued expenses                                                     (421,004)         213,303

      Other Assets                                                          (16,254)          45,576
                                                                        -----------      -----------

                Net cash (used) provided by operating activities         (1,522,974)        (466,727)
                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                    (152,929)         (49,021)
   Investment in MP total care                                                              (250,001)
   Investment in MiraQuest Ventures, LLC                                 (5,980,001)
                                                                        -----------      -----------

                Net cash (used) provided by investing activities         (6,132,930)        (299,022)
                                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of indebtedness                                                (85,000)        (165,000)
   Proceeds from borrowing                                                  101,195
   Proceeds from sale of common stock                                       317,500          952,600
   Proceeds from sales of interests in subsidiary                             8,000
   Proceeds from MiraQuest, LLC transaction                               7,280,001
                                                                        -----------      -----------

                Net cash (used) provided by financing activities          7,621,696          787,600
                                                                        -----------      -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (34,208)          21,851

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               47,424            7,578
                                                                        -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $    13,216      $    29,429
                                                                        ===========      ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES -
   Interest paid                                                        $     5,797      $    16,362

NONCASH TRANSACTIONS:
   Short-term debt issued for purchase of software                      $   101,195
   Return to vendor of software package                                      13,500
   Debt converted to stock
   Stock issued in connection with terminated marketing agreement                        $   891,000
   Stock issued to minority shareholders of ChronicRX for their 20%
      interest                                                              115,330

See accompanying notes to consolidated condensed financial statements.
--------------------------------------------------------------------------------

MEDIQUIK SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

      The interim consolidated condensed financial statements and notes thereto of MediQuik Services, Inc. and its subsidiary (collectively, the "Company" or "MediQuik") have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the accompanying financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures presented herein are adequate to make the information not misleading. The accompanying consolidated condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB40/A for the year ended December 31, 1999 and the Company's Quarterly Reports on Forms 10QSB/A for the quarters ended March 31 and June 30, 2000.

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

2. EARNINGS PER SHARE

      The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128") which establishes standards for computing and presenting earnings per share ("EPS"). SFAS 128 requires the presentation of "basic" and "diluted" EPS on the face of the consolidated statement of operations. Basic EPS amounts are calculated using the average number of common shares outstanding during each period. As of September 30, 2000, there were outstanding warrants to purchase 532,500 and 650,000 shares of common stock at exercise prices of prices of $2.00 and $0.60 per share, respectively. In addition, as of September 30, 2000, the Company had granted options to purchase 848,863 shares of common stock at exercise prices ranging from $0.60 - $2.00 with terms of two to four years. As of September 30, 1999, there were warrants to purchase 250,000 shares of common stock at exercise prices ranging from $3.00 - $4.00 per share. Since the Company incurred a loss for all periods presented, these securities have been excluded from the calculation of diluted EPS, as they are anti-dilutive to basic EPS.

3. SUBSIDIARY

      In May 1999, MediQuik formed an 80% owned subsidiary known as ChronicRX.com to provide Internet-based pharmacy services. In June 2000, the Company purchased the remaining approximate 20% interest of ChronicRX.com from its shareholders through an exchange of shares of the Company at $1.75 per share through which ChronicRX.com became a wholly owned subsidiary of the Company. ChronicRX.com will focus on the chronic care niche market and will specialize in the internet ordering and delivery of medicines and management products (including compliance surveys and educational materials used in the management and treatment of chronic diseases of all kinds).

4. EQUITY TRANSACTIONS

      Warrants - During the nine months ended September 30, 2000, in connection with the sale of common stock, the Company issued warrants to purchase 317,500 shares of common stock at an exercise price of $2.00 per share. The warrants became exercisable in September 2000 and expire in December 2001.

      Private Stock Offerings - The Company issued 158,750 shares of common stock and warrants to purchase 317,500 shares of common stock at $2.00 per share for $317,500 during the nine months ended September 30, 2000.

      Options - In connection with the MiraQuest Transaction and the signing of employment and engagement agreements by two employees, the Company issued options to the two employees in the amounts of 150,000 and 50,000 shares respectively. Of these shares, 50,000 of the shares vested immediately, 75,000 vest after one year, and the rest vest quarterly during the second year. An additional 150,000 options were issued to the same employees and vest upon achievement of certain profitability goals.

      Other Equity Transactions - During the nine months ended September 30, 2000, the Company issued 135,879 shares of common stock with a fair value of approximately $228,249 to various consultants and employees of the Company. The Company also issued 65,901 shares with a value of $115,330 to the minority shareholders of ChronicRX.com in order to acquire the remaining 20% interest of that entity. See Note 6 regarding the MiraQuest equity transactions.

5. COMMITMENTS AND CONTINGENCIES

      Lost Share Certificate - During July 1999, the Company authorized and issued a certificate for 330,000 shares of common stock to Scardello Marketing Group ("SMG"). The certificate was issued with a restricted legend on the face. As of April 5, 2000, the Company has not been able to locate it. As a result, the Company placed the certificate on hold with the stock transfer agent immediately upon realization that the certificate was lost during 1999. The Company authorized and issued an additional certificate for 330,000 shares of common stock to SMG. SMG confirmed that it received only the second certificate. The Company does not believe that the originally issued shares will ever be located and presented in exchange for value and, accordingly, a total of 330,000 shares was considered outstanding to SMG as of September 30, 2000 and December 31,1999. The restriction of the shares and the hold placement with the stock transfer agent are bases for the Company's opinion. The Company cancelled such certificate as of September 30, 2000.

6. MIRAQUEST TRANSACTION

      On March 31, 2000, the Company signed a letter of intent with MiraQuest Capital Holdings, Inc./MiraQuest Ventures, LLC ("MiraQuest") to issue to MiraQuest an amount of common stock equal to the amount of the Company's outstanding stock, including shares due certain employees, contractors, consultants and any unexercised warrants and options, just prior to the issuance (the "MiraQuest Transaction"). The intent was to convey to MiraQuest a 50% ownership of the common stock of the Company on a fully diluted basis. At closing, MiraQuest would additionally purchase a number of shares of voting preferred stock sufficient to provide MiraQuest with a target of 70% to 80% ownership. The letter of intent allowed for convertible debt as an alternative to or supplement to preferred stock.

      The transaction was closed effective September 29, 2000. In return for 7,048,996 shares of the Company's common stock, 513,266 shares of the Company's Series A preferred stock convertible into 10,265,328 shares of its common stock, and 650,000 warrants to purchase 650,000 shares of the Company's common stock, exercisable at $0.60 cents per share, MiraQuest provided $1.4 million cash and committed to provide up to $600,000 of additional cash and MiraQuest units for the remaining sum required to equal the valuation of the Company. The Company converted $1.3 million of the advances to equity as a completed part of the transaction as of September 30, 2000, and has been recording the rest as advances until increments of $150,000 have been received, at which time another pro-rata part of the transaction is recorded and the $150,000 advance converted to equity. The entire transaction will be recorded as of November 30, 2000, as the Company has received the entire $600,000 in advances from MiraQuest on November 17, 2000.

      The Company has received a valuation opinion from Howard, Frazier, Barker and Elliot and is recording its investment in the units of MiraQuest at that value as the advances are received and recorded.

7. FUNDING REQUIREMENTS

      The Company's principal cash requirements to date have been to fund working capital in order to support growth of net sales. Because revenue from operations has been inadequate to completely fund these requirements, the Company has supplemented its revenue from operations with proceeds from its private offerings of securities, loans and extensions of credit from vendors in order to meet its working capital requirements. The Company anticipates that as revenue from sales to both existing and new managed care plan customers, and from marketing its services direct to consumers and doctors increases, the Company will be able to satisfy all of its funding requirements for operations from such revenue.

******

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This management discussion and analysis contains certain forward-looking statements as identified by the use of words like "expects", "believes", and "anticipates" and other similar phrases. Such statements reflect management's current view of future financial performance based on certain assumptions, risks and uncertainties. If any assumptions, risk or uncertainty factors change, such changes may have a material impact on actual financial results. The Company is under no obligation to revise any forward-looking statements contained herein. Readers are cautioned to not place undue reliance on any forward-looking statements contained in this discussion.

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

The Company is currently serving patients with Diabetes and is developing new disease management programs for other high cost, chronic diseases, such as asthma and congestive heart failure. MediQuik is focusing on certain diseases with large afflicted patient populations where clinical research indicates that active management will improve the health conditions of such patients and reduce the financial burden for managed care payors. The Company is in the process of conducting research regarding the new disease management programs.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal cash requirements to date have been to fund working capital in order to support growth of net sales. Because revenue from operations has been inadequate to completely fund these requirements, the Company has supplemented its revenue from operations with proceeds from its private offerings of securities, loans and extensions of credit from vendors in order to meet its working capital requirements. The Company anticipates that as revenue from sales to both existing and new managed care plans and from marketing its services direct to consumers and healthcare providers increases, the Company will be able to satisfy all of its funding requirements for operations from such revenue. The Company had an aggregate of $13,216 in cash as of September 30, 2000. The Company had $130,000 of 15% subordinated debentures outstanding, originally due in September and December 1999. The Company paid $15,000 of the debentures in July 1999, $55,000 in December 1999, and $10,000 in April, 2000 and received an extension on the balance of $50,000, plus accrued interest, until June 30, 2000. The balance was paid off as of June 30, 2000. The debentures were owed to significant shareholders of the Company. The Company has accrued wages of approximately $54,830 primarily to Company officers and insiders who are significant shareholders in the Company. The Company negotiated a bank line of credit in the amount of $50,000 during the second quarter of 2000. No draws have been made on the note as of September 30, 2000. Subsequently, the Company has drawn and repaid up to the entire amount of the line.

Accounts receivable are primarily derived from payments due to the Company by managed care plans, providers, and patients. As revenues increase, the Company expects working capital requirements to increase. Standard medical billing cycles for managed care plans average between 45-60 days. The Company expects to experience similar billing cycles as direct managed care plan business increases.

On March 31, 2000, MediQuik signed a Letter of Intent with MiraQuest Capital Holdings, Inc. / MiraQuest Ventures, LLC (MiraQuest). The terms of the Letter of Intent provide MediQuik with $2,000,000 in initial funding and an equity interest in MiraQuest, an Internet/E-Commerce Holding Company comprised primarily of entities serving the business-to-business market. As of September 30, 2000, MediQuik had received $1,400,000 in advances pursuant to the terms of the Letter of Intent and as of November 17, 2000, MediQuik had received the entire $2,000,000 pursuant to the terms of the Letter of Intent. The transaction provides MiraQuest with 70% of the voting stock in MediQuik. MediQuik engaged the financial advisory firm of Howard, Frazier, Barker, Elliott, Inc. (HFBE) to provide a fairness opinion on the transaction. HFBE has completed the fairness opinion with the conclusion that the transaction is fair to the existing shareholders of MediQuik. The fairness opinion results were reported at the Company's annual shareholders' meeting held on May 17, 2000. A revised fairness opinion has been approved by the Board of Directors. A separate valuation opinion on the value of the MiraQuest securities received in the transaction has been issued to the Company by Howard, Frazier, Barker and Elliott and the MiraQuest transaction was closed as of September 29, 2000. The transaction is being recorded on a pro-rata basis as the advances are received.

RESULTS OF OPERATIONS

MediQuik is expanding through internal sales growth and plans to conduct strategic acquisitions to further fuel growth and accelerate the time to market of additional planned services. During 1998 and 1999, the Company established:
(i) corporate marketing and fulfillment operations; (ii) contractual relationships with product manufacturers; (iii) contractual relationships with specialty service providers; (iv) contractual relationships with insurance payors and provider networks; (v) contractual relationship with a pharmacy products distribution company; and (vi) initial patient enrollment and fulfillment operations. During the nine months ended September 30, 2000, the Company expanded its proprietary clinical and e-care technology initiatives, and implemented an internal billing/collection department.

REVENUE FROM OPERATIONS

The Company commenced operations in July 1998 and received its initial revenue in August 1998. For the three month period ended September 30, 1999, the Company reported revenue of $125,678. Total revenue increased to $520,028 for the three months ended September 30, 2000. For the nine months ended September 30, 2000, the Company had revenues of $1,227,497, compared to $846,532 for the nine months ended September 30, 1999. The revenue increase primarily resulted from additional pharmacy product sales to managed care patients. The Company is currently deriving the majority of its revenues through direct sales to managed care plan patients. The Company expects to realize improvement in gross margin percentages with increased direct managed care plan revenues and from improved purchasing of the pharmacy supplies. Cash flow from operations has not been sufficient to fund all of the Company's operating activities to date.

MediQuik provides services to healthcare consumers primarily through agreements with managed care plans and provider networks. Management believes that enrollment in managed care plans has increased in recent years and, as a result, customer referrals generated through the managed care plans should increase.

GROSS PROFIT

The Company commenced operations in July 1998 and received its initial gross profit in August 1998. For the period from January 1, 1999 to September 30, 1999, the Company reported gross profit of $168,736 or 19.9% of revenue for the period. Gross profit increased to $321,991 or 26.2% of revenue, for the 9 months ended September 30, 2000.

Gross profit was primarily derived from diagnostic and pharmaceutical product sales to managed care payors and patients. The gross profit percentage is the result of volume purchase discounts. The Company expects continued increases in gross profit percentage with increased direct sales to managed care plans and improved purchasing efficiencies.

OPERATING EXPENSES

For the period from January 1, 1999 to September 30, 1999, operating expenses were $3,209,567, Operating expenses decreased to $2,159,916 for the nine months ended September 30, 2000, a decrease of 32.7%. The decrease in operating expenses is primarily associated with reduced consulting expense from non-cash equity transactions during the nine months ended September 30, 2000. Operating expenses also include marketing and selling expenses, general and administrative costs, consultants compensation and the hiring and training of staff. During the nine months ended September 30, 2000, operating expenses include the effect of $228,249 in non-cash equity transactions.

NET LOSS

The Company experienced a net loss of $3,021,939 for the period January 1, 1999 to September 30, 1999, primarily attributed to the development of the Company's business operations and termination of a marketing agreement with Scardello Marketing Group, LLC. Net loss decreased to $1,843,323 for the nine months ended September 30, 2000. Net loss includes the effect of several non-cash equity transactions.

The Company expects the net loss to decrease with increased revenues and gross profits from business operations.

                          PART II. - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

The Company issued common stock, preferred stock, and warrants in connection with the MiraQuest Transaction as detailed in Footnote 6 to the financial statements included herein. The $1,400,000 cash received from MiraQuest as of September 30 was used to fund current operations, to repay outstanding payables and accrued liabilities, and to repay debt.

Item 4. Submission of Matters to a Vote of Security Holders

In connection with the MiraQuest Transaction discussed in Part I, Item 1,
Section 6 and Part I, Item 2, "Changes in Securities and Use of Proceeds", on July 10, 2000, the Company's Board of Directors approved (A) an amendment to the Company's Certificate of Incorporation to (1) to amend Article V to increase the number of authorized shares of stock of the Company from 26,000,000 to 51,000,000 (of which 50,000,000 will be shares of Common Stock and 1,000,000 will be shares of blank check Preferred Stock) and (2) delete the provisions of
Article XII of the Certificate of Incorporation of the Company and (B) a designation of the relative rights, preferences and limitations of the Company's Series A Preferred Stock. On the same date, the amendment was approved in a written consent executed by the holders of more than a majority of the outstanding shares of Common Stock. Approval by the Board of Directors and by the holders of a majority of the outstanding shares of Common Stock is adequate under Delaware law to effect the amendment. Approval of the majority of the Board of Directors is adequate under Delaware law to effect the designation. The Company filed with the Securities and Exchange Commission a Preliminary Form 14C Information Statement on July 27, 2000, and a Definitive Form 14C Information Statement on August 8, 2000, detailing the amendment and designation. The amendment and the designation become effective on August 28, 2000 following a waiting period of 20 calendar days from August 8, 2000, the date the information statement was mailed to stockholders. As part of the MiraQuest Transaction, the Company also entered into an employment, confidentiality, and non-competition agreement with Grant M. Gables, and an engagement, confidentiality, and non-competition agreement with Robert B. Teague. M.D., P.A., and issued stock options in connection therewith.

Item 6. Exhibits and Reports on Form 8-K

      A. Exhibits on Form 8-K

                                Index to Exhibits

    Exhibit No.         Description of Exhibit

      *(b)(2) Stock Purchase Agreement by and between MediQuik Services, Inc. and MiraQuest Ventures, LLC dated June 30, 2000

      *(b)(3)(i)        Certificate of Incorporation of MediQuik

      *(b)(3)(ii)       Bylaws of MediQuik

       (b)(10)          Gables employment agreement; Teague employment agreement

      *(b)(22) Pre 14C filed by MediQuik on July 27, 2000; Def 14C filed by MediQuik on August 8, 2000

       (b)(27)          Financial Data Schedule

      * Previously filed with the Commission

      B. Reports on Form 8-K

            A current report on Form 8-K was filed with the Securities and Exchange Commission on September 18, 2000, reporting the change in control of the registrant and the acquisition and disposition of assets as a result of the MiraQuest Transaction as described in Item 4 above.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MediQuik Services, Inc.


Date: December   , 2000                 /s/ Grant Gables
      -----------------                 ----------------------------------------
                                        Grant Gables, President