Form 10KSB
period 2000-12-31
MEDIQUIK SERVICES INC
filed 2001-05-22
CIK 1062564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                                              For the fiscal year ended 12/31/00

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      (No Fee Required)

                         For the transition period from _________ to ___________

Commission file number 0-27123

                            MEDIQUIK SERVICES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                              74-2876711
------------------------------------------                 ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

4299 San Felipe, Suite 300, Houston, Texas                         77027
------------------------------------------                 ---------------------
 (Address of principal executive offices)                        (Zip Code)

Issuer's telephone number (832) 200-7000

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------

________________________________       _________________________________________

________________________________       _________________________________________

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State issuer's revenues for its most recent fiscal year. $1,744,022

      State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

      As of May 14, 2001: $575,956

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            13,504,096 shares of our common stock issued and outstanding at March 31, 2001.

      Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

                             MEDIQUIK SERVICES, INC.

                                                                            Page

PART I

ITEM 1       DESCRIPTION OF BUSINESS                                          4

ITEM 2       DESCRIPTION OF PROPERTY                                         14

ITEM 3       LEGAL PROCEEDINGS                                               15

ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS              15

PART II

ITEM 5       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS        15

ITEM 6       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       16

ITEM 7       FINANCIAL STATEMENTS                                            21

ITEM 8       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE                    33

PART III

ITEM 9       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                      PERSONS COMPLIANCE WITH SECTION 16(a) OF THE
                      EXCHANGE ACT                                           34

ITEM 10      EXECUTIVE COMPENSATION                                          36

ITEM 11      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT                                             39

ITEM 12      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  40

ITEM 13      EXHIBITS AND REPORTS ON FORM 8-K                                42

                                     PART I.

Item 1. Description of the Business

Overview

      We are a chronic disease management company. MediQuik Services, Inc. ("MediQuik") was organized to take advantage of an identified niche market related to the delivery of health care. This market is the management of chronic disease, both directly to patients and for managed care payors, by providing some or all components of the continuum of chronic disease management. This includes home delivery of pharmaceuticals and testing supplies, educational materials, and patient monitoring and consultations. The managed care payors include government programs, self-insured, self-administered employers of all sizes, small to moderate sized health insurance companies, small to moderate sized health maintenance organizations, preferred provider organizations, and third-party administrators. Our first and only presently offered product is a diabetes management program that includes diabetes pharmaceutical and medical supplies. As our business matures, we intend to offer other chronic disease management products, such as respiratory management and congestive heart failure management services. As a cost and time saving strategy, we have previously contracted with other entities to receive, bundle and deliver goods and services rather than develop the necessary resources in-house. We have now begun to bring such services in-house, such as warehousing and shipment of both testing supplies and educational materials.

      Our predecessor, also chartered under the name "MediQuik Services, Inc.," was organized in Delaware on April 7, 1998 ("Old MediQuik"). Effective December 31, 1998, Old MediQuik was merged with and into Cash Flow Marketing, Inc., a Delaware corporation ("Cash Flow"). Cash Flow was the surviving corporation and changed its name to MediQuik Services, Inc. Cash Flow was originally organized in Colorado on July 9, 1997, and changed its domicile to Delaware effective December 31, 1998. At the time of the merger, Cash Flow was a "shell" corporation with substantially no assets, business or operations. Pursuant to the terms of the merger, each stockholder of Old MediQuik received one share of our common stock, $.001 par value per share ("Common Stock"), for each .9327 shares of common stock of Old MediQuik held. Each stockholder of Cash Flow received one share of our Common Stock for each two shares of Cash Flow common stock held.

      In October 2000, we developed a direct to consumer marketing program and began using the name SureCare in this program. We are continuing to evaluate the potential of this program. We plan to change our corporate name to SureCare, Inc. in the year 2001.

Our Business

      In recent years, the demand for higher quality health care with reduced cost has prompted dramatic changes in the United States health care system. Managed care organizations have emerged to control costs. Today, more than two-thirds of all Americans with private health insurance are enrolled in these plans.

      MediQuik was organized to take advantage of these changes in the delivery of health care. We provide chronic disease management services to patients pursuant to contracts with managed care payors. Our services include home delivery of pharmaceuticals, supplies and educational materials, as well as patient monitoring and consultation services. Our customers include self-pay patients, government programs, self-insured, self-administered employers of all sizes, small to moderate sized health maintenance organizations, third-party administrators and preferred provider organizations. By entering into agreements with the managed care payors, rather than individual patients, we believe that we will be able to rapidly obtain a larger patient base. When we enter into a contract with a managed care payor it typically becomes an approved provider for thousands of patients who may select our products and services, ordinarily at a nominal cost to the patient. (Co-pay charges typically represent less than 20% of the price of our products and services). We are now also targeting the direct to consumer market, which we believe has potential to lead us to government program participants and managed care providers.

      Generally, we enter into agreements with managed care payors which provide that, in consideration of being designated as a plan provider, we will provide services to plan participants at a discounted rate. After a patient is enrolled in the program, we ship supplies to the patient's home bimonthly or quarterly. We also offer capitated service contracts pursuant to which the managed care payor reimburses us based on the total number of participants in the plan rather than based on the amount of products and services actually consumed by the participants. Under capitated service contracts, we would share a portion of the risk related to program costs with the managed care payor. Although we are currently offering capitated services contracts to managed care payors, we have not yet entered into any such contracts.

      Our first and only presently offered product is a diabetes management program, the major profit component of which is the delivery of self-testing supplies (test strips, lancets and alcohol prep pads) directly to the home of the patient. Diabetes Mellitus is the most common and most costly chronic disease in the United States. In a release dated November 1, 1998, the National Center for Chronic Disease Prevention and Health Promotion of the Centers for Disease Control and Prevention (the "CDC") estimated that 15.7 million people in the United States, or 5.9% of the population, have diabetes. Of that number only about 10.3 million have been diagnosed. We believe that we will be positioned to provide services to an aging population with greater incidences of diabetes.

      We believe that we can provide pharmaceuticals for the treatment of diabetes to patients covered by managed care providers and to other MediQuik customers at substantial cost savings when compared with alternative delivery systems. We have focused on preventive diabetes care products and services and have successfully negotiated supply contracts that permit us to purchase large quantities of diabetes care products at favorable prices. In addition, by providing educational materials and patient monitoring and consultation services, we believe that we will provide better patient management, which reduces a patient's need for hospitalization and prevents the development of other chronic diabetic health related problems. Because of the chronic nature of the disease, we expect our medical and financial relationship with a patient to continue for many years. As of December 31, 2000, we had entered into agreements with the following major providers:

National HealthCare Alliance, Inc.          BCBS of Texas
MultiPlan, Inc.                             Advantage Care Network
SMC Benefits Services                       Benefit Services, Inc.
Americaid                                   ProMed Health
Texas Health Choice                         Mediversal

      These agreements generally state that, in consideration of being designated as a plan provider, we will provide products and services to plan participants at a discounted rate. The provider agreements typically have a term of one to two years with provisions for automatic renewal unless terminated at the election of either party.

      Our agreements with our current providers will continue from year to year unless terminated by either party. We anticipate, however, that the revenue to be generated by our major provider agreements in the future will exceed the revenue generated from our current purchasers. After we achieve satisfactory market penetration with the diabetes management product, we intend to develop and offer respiratory management and congestive heart failure management services. We cannot assure you, however, that we will achieve such market penetration nor eventually develop and offer other medical management services.

      To support our business activity, we have conducted focus groups for Abbott Medi-Sense, a large manufacturer/distributor of diabetic supplies, and we have agreed to market Abbott's new Optium Meter and test strips, without any specific sales quotas or pricing requirements. We believe this relationship will enable us to expand our profit margins while providing better service to our patients.

Recent Developments

      On June 30, 2000, we entered into a stock purchase agreement with MiraQuest Capital Holdings, Inc./MiraQuest Ventures, LLC ("MiraQuest"), an internet/e-commerce holding company comprised primarily of entities serving the business-to-business market. The transaction provided us with $2,000,000 in funding and an equity interest in MiraQuest. The transaction provided MiraQuest an equity ownership which resulted in MiraQuest's control of approximately 70% of voting power through the issuance of 7,048,996 shares of common stock, a warrant to purchase 650,000 shares of common stock at $0.60 per share, and 513,266 shares of Series A convertible preferred shares convertible into 20 shares of common stock each, and entitled to vote as if converted into common stock. As of November 17, 2000, we had received the entire $2,000,000 pursuant to the terms of the transaction, together with approximately 17% of the units of MiraQuest valued at $9,200,000. The financial advisory firm of Howard, Frazier, Barker, Elliott, Inc. ("HFBE") provided a fairness opinion and concluded that the transaction was fair to our existing shareholders. As a result of the transaction, we are now a majority-owned subsidiary of MiraQuest.

      In the fourth quarter of 2000, in accordance with statements of Financial Account Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," we recognized an impairment of $7,800,000 in our investment in MiraQuest membership units due to a permanent decline in value of a major MiraQuest subsidiary. The MiraQuest subsidiary has failed to obtain necessary financing and has ceased its operations. MiraQuest has determined the fair market value of its investment in the subsidiary was zero. Our impairment was determined based on our pro rata share of MiraQuest's impairment.

            In February of 2001, our Board of Directors appointed a transaction review committee (the "Committee") to study alternative methods of restructuring the MiraQuest transaction in order to allow us to better seek future additional equity and debt financing. On April 20, 2001, our Board of Directors and that of MiraQuest approved a plan (the "Plan") to partially reverse the MiraQuest transaction. The Plan contemplates i) our redemption of all our outstanding preferred shares owned by MiraQuest; ii) our return to MiraQuest of all its membership units owned by us; iii) the conversion of the balance owed on the Ball loan to equity; iv) an additional cash equity contribution of $500,000 from MiraQuest; v) MiraQuest's agreement to sell back for a nominal amount a number of shares of the common stock necessary to reduce its equity ownership to approximately 30% once a new capital partner is found for our company; vi) MiraQuest's agreement to relinquish its power to nominate members to the Board of Directors. The Plan is expected to be finalized by June 30, 2001. We had received $490,000 of the $500,000 equity contribution by MiraQuest contemplated by the Plan by May 17, 2001.

      In May 1999, we formed an 80% owned subsidiary called ChronicRx.com to provide Internet-based pharmacy services. In June 2000, we purchased the remaining approximate 20% interest of ChronicRx.com from our shareholders through the issuance of 65,901 of our shares at $1.75 per share through which ChronicRx.com became our wholly owned subsidiary. We intend to have ChronicRx.com focus on the chronic care niche market and specialize in the internet ordering and delivery of medicines and management products (including compliance surveys and educational materials used in the management and treatment of chronic diseases of all kinds). ChronicRx.com has not yet been in service and we have temporarily suspended work on bringing the website online.

Competition

      The business of providing blood sugar monitoring supplies by mail order is an immature industry characterized by high growth rates, low barriers to entry, and many small competitors. Of the many companies that are mail order providers of blood glucose monitoring supplies, we believe that most do not directly compete with us because they generally concentrate on Medicare patients by direct solicitation, rather than focusing on health care payors. To the best of our knowledge, those companies sell directly to patients rather than payors under distribution agreements with the major manufacturers.

      Several companies do compete with us in the traditional fee for service market. We are aware of two companies that have exclusive marketing agreements with certain manufacturers that target payors as clients rather than individual patients. National Diabetic Pharmacies, Inc. ("NDP"), is based in Roanoke, Virginia. NDP works primarily with diabetic managed care patients and has approximately $18,000,000 in annual sales. NDP distributes products manufactured by Boehringer Mannheim. TM Supply, Inc. doing business as Total Medical Supply, located in Dothan, Alabama also competes with us. It has a distribution agreement with Home Diagnostics, Inc., which manufactures health care products. We believe that Total Medical Supply has historically concentrated on Medicare business but has begun to shift into the managed care private sector. We do not believe that NDP or Total Medical Supply is currently soliciting capitated agreements. Additionally, our entry into the direct to consumer market puts us in competition with Polymedica Corporation, doing business as Liberty Medical. Liberty Medical targets the Medicare segment of the diabetes market, and has greater market share and resources than us.

      We have developed a program that shares cost containment directly with the payor, which we believe makes us effective as both a capitated fee and a fee for service provider. Under such an arrangement, a managed care payor would make payments to us based on the total number of participants in our plan rather than the amount of products and services actually consumed by our participants. Under capitated fee contracts we risk that the cost of products and services it provides will exceed fees paid, but we believe that capitated contracts will create a common financial interest with our potential clients. Once payor clients recognize the advantages of capitated agreements, we believe that our competitors will adopt this strategy. We believe that we should acquire market share as quickly as possible. Although we are currently offering capitated service contracts to managed care payors, we have not entered into any such contracts to date.

The Industry

      The U.S. demand for diabetes monitoring and maintenance, supplies, pharmaceuticals and equipment is expected to grow from $4.692 billion in 2000 to $6.545 billion by 2005. According to a March 1996 report of the Genesis Group Associates, Inc. entitled "The Diabetes Dilemma Managing Markets and Technology" (the "Genesis Report"), both the U.S. population and the incidence of diabetes in the U.S. population appear to be increasing. The Genesis Report also indicates that on a worldwide basis, Johnson & Johnson, Boehringer Mannheim, Bayer and MediSense, Inc. are the major manufacturers in the field. Effective July 1, 1998, Medicare coverage was extended pursuant to the Balanced Budget Act of 1997 to permit the reimbursement of diabetes self-testing supplies, as well as educational and training services for diabetes. Management believes that managed care payors will view Medicare's reimbursement guidelines as the baseline for pricing these products and services.

      Market Segmentation. We believe that there are five business models in the market for diabetes testing supplies, pharmaceuticals and equipment:

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

      2. Managed Care Providers. Some managed care providers distribute diabetes care products directly to patients covered by their plan. We understand that many managed care providers have distribution agreements with certain manufacturers of diabetes care products.

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

      4. Managed Care Referred Providers. Certain providers receive patient referrals directly from managed care providers. Of the three companies we know of in this segment, we believe that each has an exclusive agreement with a manufacturer that provides a pricing advantage over other supply sources. We offer significant price discounts to the payors and attempts to secure agreements whereby the managed care provider waives deductible and co-payment amounts for their patients.

      5. Capitated Fee Providers. Although we are not aware of any provider of diabetes services that offer a capitated fee arrangement, we have developed such a system. Under capitated fee arrangements, we agree to provide certain diabetes-related services for a group of patients for a fixed fee. We believe that we are the only company prepared to enter into agreements with payors to share in the financial risk of patient treatment. Although we offer such arrangements, we have not entered into any capitated fee contracts to date.

      Characteristics of Diabetes. There is no cure for diabetes. The disease can be controlled, with the patient participation in that control. Diabetes is a disease characterized by high levels of blood glucose. During the normal digestion process, the body converts food into glucose (sugar) to be used by the body's cells as a source of energy. Insulin, a hormone produced by the pancreas, is necessary for normal utilization of glucose by most cells in the body. In people with diabetes, insulin is either absent, not produced in sufficient amounts, or the body does not respond to the insulin that is produced. Without insulin or effective use of insulin, the body cannot use glucose for energy. Instead, glucose builds up in the blood, creating high sugar levels in the body. In order to control diabetes, the patient must regularly determine his blood sugar levels. This is normally done at home and is a simple and relatively painless process. Patients use a lancet to prick a finger and draw a drop of blood that is deposited upon a test strip. The test strip is then introduced into a glucometer that displays the patient's blood sugar level a few seconds later.

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

Acquisition Strategy

      In addition to internal growth described above, we intend to grow by acquiring additional chronic disease management companies. Through such acquisitions, we intend to develop or increase our capability to conduct order fulfillment, billing and collecting, sales, utilization, reporting and other operations for the home delivery of prescription drugs and disease management products and supplies to patients nationwide.

Dependence on Major Customers

      We depend on the managed care payors with which we have provider agreements. If any managed care provider with which we do business decides to end its relationship with us, and we are not able to secure new relationships, our future business and operating results could be materially and adversely affected. In addition, the managed care industry is undergoing substantial consolidation. In the event payors which currently have provider agreements with us are acquired by payors not associated with us, the acquired payor may elect to terminate its agreement with us. We had sales to five significant customers of approximately 93% for the year ended December 31, 2000 and 87% for the year ended December 31, 1999.

Intellectual Property

      The service mark "Medi Quik" was registered by the United States Patent and Trademark Office on June 13, 2000. After conducting a marketing study and campaign in September and October 2000, we decided to change our company's name to SureCare. The name SureCare has been registered with the State of Texas, and reserved in the State of Delaware. Our Board of Directors has resolved to take all necessary steps to effect our change of name to SureCare, Inc., which we expect will happen later this year.

Governmental Regulations

      Numerous state and federal laws and regulations affect our business and operations. Some of those laws and regulations are discussed below. We believe that we are operating our business in substantial compliance with all existing legal requirements material to the operation of our business. There are, however, significant uncertainties regarding the application of many of these legal requirements. We cannot assure you that a regulatory agency charged with enforcement of any of these laws or regulations will not interpret them differently than we have. We cannot guarantee that if an enforcement action is brought against us, that we would prevail. In addition, there are numerous proposed healthcare laws and regulations at the federal and state levels, many of which may materially affect our ability to conduct our business as it is presently conducted or adversely affect our results of operation.

      We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the healthcare industry in general, or what effect such legislation or regulations may have on us. We cannot assure you that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could have a material adverse effect on our business or results of operation. We believe that our operations are currently subject to these laws only to a limited extent, however, because our current customers are managed care payors whose revenue is primarily derived from private rather than government sources.

      Anti-remuneration laws. We are subject to federal and state anti-remuneration laws, such as the Medicare/Medicaid anti-kickback laws, which govern certain financial arrangements among health care providers and others who may be in a position to refer or recommend patients to such providers. These laws prohibit, among other things, direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or the recommending of, a particular provider of health care items or services. The Medicare/Medicaid anti-kickback law has been broadly interpreted to apply to certain contractual relationships between health care providers and sources of patient referral. State laws vary from state to state, are sometimes vague and seldom have been interpreted by courts or regulatory agencies. Violation of these laws can result in civil and criminal penalties, and exclusion of health care providers or suppliers from participation in (i.e., furnishing covered items or services to beneficiaries of) the Medicare and Medicaid programs.

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

      Federal and State Assistance Programs. Funds received by the healthcare providers under Medicare and Medicaid are subject to audit with respect to the proper application of various payment formulas. Such audits can result in retroactive adjustments of revenue from these programs, resulting in either amounts due to the government agency from the provider or amounts due the provider from the government agency. We do not currently receive payments under any Medicare or Medicaid program, but we may elect to engage in such business in the future.

      Environmental Laws. Certain federal and state laws govern the handling and disposal of medical, infectious and hazardous waste. Although we sell and supply products that could be deemed medical, infectious or hazardous waste after use by the patient, we are not involved in the handling or disposal of such materials after use by patients. Further, we do not manufacture products; own real property; or engage in activities which involve hazardous materials, result in the discharge of pollutants into the environment or are likely to result in the violation of any existing environmental rules and/or regulations. Consequently, we believe we are in compliance with federal, state and local laws and regulations regarding environmental matters that may be applicable to us, if any. To date, we have not incurred any material costs in complying with such laws and regulations and do not anticipate that costs of compliance with such regulations will have a material affect on our future expenditures, earnings or competitive position.

      Health Insurance Portability and Accountability Act (HIPAA). Enacted in 1996, HIPAA called for the development of comprehensive privacy standards that would establish rights for patients with respect to their medical records and define the conditions for using and disclosing personally identifiable health information. On December 28, 2000, the Department of Health and Human Services
(HHS) issued the final regulation on privacy, and it is now under review by the Congress and the new Secretary of HHS. The final regulation requires that most providers obtain patient consent to use or disclose information before engaging in treatment, payment, or health care operations, as well as to provide security of confidentiality in the gathering, storage, and transmission of such data. We believe that we will be able to comply with the regulation as finally enacted within the time frames provided.

Employees and Consultants

      As of December 31, 2000, we and our subsidiary had approximately 20 full-time employees. Our employees are not subject to collective bargaining agreements and management believes relations with employees are good. As of December 31, 2000, we also paid four full-time consultants.

Availability of External Financing Resources

      We have supplemented our revenue from operations with proceeds from private offerings of securities, loans and extensions of credit from vendors in order to meet working capital requirements. We anticipate that as revenue from sales to managed care plans increases, we will be able to satisfy all of our funding requirements for operations from such revenue, however, we cannot assure you that this will be the case. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing, and ultimately to attain successful operations.

Item 2. Description of Property

      Our executive and administrative offices are located at 4299 San Felipe, Suite 300, Houston, Texas 77027, which we lease from an unaffiliated third party. Our lease covers 10,500 square feet and expires on October 31, 2005. The monthly rental rate for the premises is $14,875. Because services related to many of our business activities have been provided by contractors or consultants rather than our employees, we required only limited office space and facilities for our operations. We are bringing certain of these functions in house and believe that our current facilities are adequate for our present needs. We have no present intent to invest in real estate, real estate mortgages or persons primarily engaged in real estate activities, however we may change this policy at any time without a vote of security holders. We have obtained insurance to cover certain risks related to the premises as required by the terms of the lease.

Item 3. Legal Proceedings

      Neither we, nor any of our subsidiaries or properties, are a party to any legal proceedings which are not routine litigation incidental to our business.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted during the fourth quarter of the 2000 fiscal year to a vote of security holders.

                                    PART II.

Item 5. Market for Common Equity and Related Stockholder Matters

      On June 30, 2000, we entered into a stock purchase agreement with MiraQuest. The transaction provided us with $2,000,000 and an equity interest in MiraQuest. MiraQuest received approximately 70% voting interest in our company.

      In return for 7,048,996 shares of our common stock, and 513,266 shares of our Series A preferred stock convertible into 10,265,320 shares of common stock, and a warrant to purchase 650,000 shares of common stock exercisable at $0.60 cents per share, MiraQuest immediately provided $1.4 million cash and committed to provide up to $600,000 of additional cash and MiraQuest units for the remaining sum. We converted $1.3 million of the advances to equity as a completed part of the transaction as of September 30, 2000, and recorded the rest as advances until increments of $150,000 were received, at which time another pro-rata part of the transaction was recorded and the $150,000 advance converted to equity. We received the entire $600,000 in additional cash from MiraQuest as of November 17, 2000. We received a valuation opinion from Howard, Frazier, Barker and Elliott and as of November 30, 2000, completed the recording of our investment in the units of MiraQuest at that value as the advances were received and recorded. In February of 2001, as part of the on-going evaluation of the respective strategic plans and needs of the two companies, our Board of Directors appointed a committee to investigate the possibility of restructuring the MiraQuest transaction.

      In the first half of 2000, we issued 135,879 shares of common stock with a fair value of $228,248 to various consultants and employees. We also issued 65,901 shares with a value of $115,330 to the minority shareholders of ChronicRX.com in order to acquire the remaining 20% interest of that entity. In November of 2000 we issued 62,567 shares of common stock with a fair value of $40,042 for consulting services to a third party.

            Our common stock was approved for listing on the NASDAQ Over the Counter Bulletin Board on November 13, 2000. As yet our common stock has experienced limited trading activity. A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which we do not have control. The following table sets forth the high and low sale prices for our common stock (as reported by the Pink Sheets) for the periods indicated since the inception of trading in January 1999. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                   2000

Period                                High                     Low
------                                ----                     ---

First Quarter                         $ 2.00                   $ 1.50
Second Quarter                        $ 2.00                   $ 1.40
Third Quarter                         $ 1.50                   $ 0.60
Fourth Quarter                        $ 0.93                   $ 0.25

                                                   1999

Period                                High                     Low
------                                ----                     ---

First Quarter                         $ 4.625                  $ 1.75
Second Quarter                        $ 7.875                  $ 3.125
Third Quarter                         $ 4.50                   $ 1.125
Fourth Quarter                        $ 2.00                   $ 1.50

      On December 31, 2000, the last reported sales of the common stock on the OTCBB was $0.51. As of December 31, 2000, there were 165 holders of record of the common stock, as shown on the records of the transfer agent and registrar of the common stock. Since many shares may be held by investors in nominee names, such as the name of their broker or their broker's nominee, the number of record holders often bears little relationship to the number of beneficial owners of the common stock. As a result of our failure to timely file our annual report on Form 10-KSB for the year ending December 31, 2000, we were no longer in compliance with the National Association of Securities Dealers, Inc. listing requirements. Accordingly, the letter "e" was appended to our trading symbol on April 24, 2001.

      We have never paid any cash dividends on our stock and anticipate that for the foreseeable future we will retain earnings, if any, for use in the operation of our business. Payments of cash dividends in the future will depend upon our earnings, financial condition, any contractual restrictions, restrictions imposed by applicable law, capital requirements and other factors believed relevant by our Board of Directors.

Item 6. Management's Discussion and Analysis

Forward Looking Statements

      This management discussion contains certain forward-looking statements as identified by the use of words like "expects", "believes", and "anticipates" and other similar phrases. Such statements reflect management's current view of future financial performance based on certain assumptions, risks and uncertainties. If any assumptions, risk or uncertainty factors change, such changes may have a material impact on actual financial results. We are under no obligation to revise any forward-looking statements contained herein, which are as of the date hereof. Readers are cautioned to not place undue reliance on any forward-looking statements contained in this discussion.

Overview

      MediQuik is a healthcare services company specializing in the delivery of disease management programs to chronically ill patients directly, on behalf of managed care payors, and through federal and state government programs.

      Our business was organized on April 7, 1998, and began full-time operations in July 1998 as Old MediQuik. Effective December 31, 1998, Old MediQuik merged with and into Cash Flow Marketing, Inc., with Cash Flow as the surviving corporation. Cash Flow changed its name to MediQuik Services, Inc. immediately following the merger. This transaction has been treated as a capital transaction in substance rather than a business combination; thus, the accounting is similar to a reverse acquisition but no goodwill and/or intangibles have been recorded. As a result Old MediQuik is considered the accounting acquirer for financial statement purposes. Therefore, our financial statements for periods prior to January 1, 1999 are the financial statements of Old MediQuik, not Cash Flow Marketing, Inc.

      Although our initial revenues were derived primarily through product sales, we have expanded beyond product delivery and have become a full disease management provider working to improve patient care and reduce costs to managed care payors. We currently offer managed care agreements based on fee-for-service and capitated fee arrangements.

      We are currently serving patients with diabetes and intend to provide disease management programs for other high cost, chronic diseases, such as asthma, congestive heart failure, and other diseases with large afflicted patient populations where clinical research indicates that active management will improve the health condition of the patient and reduce the financial burden for managed care payors. We are in the process of conducting research regarding the new disease management programs.

      We offer comprehensive disease monitoring and maintenance solutions by providing pharmacy and diagnostic products, disease education, adherence review and reporting, and personal health resources via the U.S. Mail, telephone and the Internet. We provide a complete line of blood glucose monitoring systems, testing strips, lancets, swabs, insulin pumps, compliance and wound care products for diabetes patients. We are adding new products and services, both to complement existing disease management programs and also to offer a range of other supplemental or convenience items through our delivery systems. MediQuik is focused on delivering high quality products and services to chronic disease patients, whether individually, through government programs, direct to the employer, or for insurance organizations that bear the primary financial risk for healthcare treatment. MediQuik also works directly with health maintenance organizations (HMOs), preferred provider organizations (PPOs), self-insured companies and other third-party payors (TPAs) in an effort to enhance the quality of life for chronically ill patients and improve the financial outcomes for managed care payors. We also provide billing and collection activities on behalf of the patient to the healthcare plan.

Plan of Operation

      We intend to grow by acquiring additional managed care customers, increasing our market penetration of the plans we already service, and by seeking additional strategic partners through acquisitions or merger. At the same time, we will seek efficiencies of volume, increased customer service through information technology implementation, and securing the financial resources to implement purchasing and delivery cost reductions.

Liquidity and Capital Resources

      Our principal cash requirements to date have been to fund working capital in order to support growth of net sales. Because revenue from operations has been inadequate to completely fund these requirements, we have supplemented our revenue from operations with proceeds from private offerings of securities, loans and extensions of credit from vendors in order to meet working capital requirements. We anticipate that as revenue from sales to managed care plans increases, we will be able to satisfy all of our funding requirements for operations from such revenue, however, we cannot assure you that this will be the case. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing, and ultimately to attain successful operations. We had an aggregate of $18,649 in cash as of December 31, 2000.

      On June 30, 2000, we entered into a stock purchase agreement with MiraQuest. The transaction provided us with $2,000,000 and an equity interest in MiraQuest. MiraQuest received an equity interest in our company which resulted in it acquiring approximately 70% of our voting power. Through the issuance of 7,048,996 shares of our common stock, and 513,266 shares of our Series A preferred stock convertible into 20 shares of common stock each, and entitled to vote as if converted into common stock, and a warrant to purchase 650,000 common shares exercisable at $0.60 cents per share. As of November 17, 2000, we had received the entire $2,000,000 pursuant to the terms of the transaction, together with approximately 17% of the units of MiraQuest valued at $9,200,000. The financial advisory firm of Howard, Frazier, Backer, Elliot, Inc. ("HBFE") provided a fairness opinion and concluded that the transaction was fair to our existing shareholders. As a result of the transaction, we are now a majority-owned subsidiary of MiraQuest.

            We had no debt outstanding as of December 31, 2000. On January 24, 2001, we obtained a loan from Ball Investors, LLC ("Ball"), which is a related party to MiraQuest. The loan has a principal amount of $500,000, and requires quarterly interest payments, with a term of 24 months, and included a requirement that Ball be given the right to nominate two members of our board of directors as well as 2,680,965 warrants to purchase MediQuik shares and conversion rights at 37.3 cents per share thus giving MiraQuest and its affiliates the ability to nominate 6 of the eleven members of the Board.

      Because we and MiraQuest realized that the transaction had not met our needs and expectations, we began to explore ways in which we could go forward in a mutually agreeable fashion to enable both parties to realize their goals. We instituted cost saving measures, including a reduction in force and salary cuts for key personnel. The Ball note in January was also an interim step, and, in February of 2001, our Board of Directors appointed a transaction review committee (the "Committee") to study alternative methods of restructuring the MiraQuest transaction in order to allow us to better seek future additional equity and debt financing. On April 20, 2001, the Board of Directors and that of MiraQuest approved a plan (the "Plan") to partially reverse the MiraQuest transaction. The Plan contemplates i) our redemption of all our outstanding preferred shares owned by MiraQuest; ii) our return to MiraQuest of all its membership units owned by us; iii) the conversion of the balance owed on the Ball loan to equity; iv) an additional cash equity contribution of $500,000 from MiraQuest; v) MiraQuest's agreement to sell back for a nominal amount a number of shares of the common stock necessary to reduce its equity ownership to approximately 30% once a new capital partner is found for our company; vi) MiraQuest's agreement to relinquish its power to nominate members to the Board of Directors. The Plan is expected to be finalized by June 30, 2001. We had received $490,000 of the $500,000 equity contribution contemplated by the Plan from MiraQuest by May 17, 2001.

      We believe that the Plan, when combined with the operational changes already put into effect and a stock incentive plan for all employees implemented on April 1, 2001, gives us the necessary resources and structure to be able to achieve profitability and continue as a going concern. There can be no assurances, however, that adverse business conditions or other circumstances will not prevent the achievement of these goals.

      Accounts receivable are primarily derived from payments due to us by managed care plans, insurance companies, and government programs. As revenues increase, we expect working capital requirements to increase. Standard medical billing cycles for managed care plans average between 45-60 days. We expect to experience similar billing cycles as direct managed care plan business increases.

      We have accrued wages of approximately $45,000 primarily to officers and insiders who are our significant shareholders. We expect to pursue additional equity and debt financing to meet future working capital requirements.

      In December 1999, we began raising money from investors through a private offering of securities. As of December 31, 1999, we had raised $215,000 in cash. The offering established a unit price of $2.00 per unit. The unit includes one share of MediQuik common stock and two warrants to purchase a share of common stock exercisable at $2.00 per share. We raised an additional $317,500 through June of 2000, and the offering expired in August of 2000.

Results of Operations

      We are expanding through internal sales growth and we plan to conduct strategic acquisitions to further fuel growth and accelerate the time to market of additional planned services. During 1998 and 1999, we established: (i) corporate marketing and fulfillment operations; (ii) contractual relationships with product manufacturers; (iii) contractual relationships with specialty service providers; (iv) contractual relationships with insurance payors and provider networks; (v) contractual relationship with a pharmacy products distribution company; and (vi) initial patient enrollment and fulfillment operations. During 1999, we expanded our sales efforts, signing six new diabetes management contracts. In 2000, we continued our development of these programs, and began to offer pharmacy fulfillment as an adjunct service to medical supply fulfillment. In October 2000, we conducted a test marketing campaign using mass media, and are evaluating the results. Further, we began the implementation of our information technology platform to track all aspects of our customer service function, from ordering to fulfillment to tracking of surveys, results, and scheduling of other services.

Revenue from Operations

      Total revenue of $982,292 for the 12 months ended December 31, 1999 grew by 78% to $1,744,022 for the year 2000. Revenue growth was primarily derived from diagnostic product and pharmaceutical sales to managed care plans, providers and patients. We are currently deriving the majority of our revenues through direct sales to managed care plans. We expect to realize improvement in gross margin percentages with increased direct managed care plan revenues. Cash flow from operations has not been sufficient to fund all our initial operating activities to date.

      MediQuik has received patients primarily through agreements with managed care plans and provider networks. Although management believes that patient referrals generated through the managed care plans should increase, we intend to pursue direct marketing and government programs to increase our sales in the future. We cannot assure you, however, that such efforts will result in increased patient sales.

Gross Profit

      Gross profit was $257,687 or 26% of revenue, for the 12 months ended December 31, 1999. For the year 2000, gross profit increased by 54% to $396,279, or 23% of sales. Gross profit was derived from diagnostic product sales to managed care payors and patients, as well as pharmaceutical sales and disease management tools . While the medical supply gross profit percentage is the result of volume purchase discounts, and the disease management tools' gross profit margin is high as a function of volume versus development costs, the pharmaceutical gross profit percentage is much smaller due to outsourcing fulfillment to a licensed provider. The decrease in overall gross profit margin in 2000 was due to increased lower-margin pharmaceutical sales. We expect increases in overall gross profit percentage in the future with increased disease management tools sales to managed care plans, medical supply volume purchasing increases, and increased sales of non-medical, higher margin products to our customer base offsetting the lower-margin pharmaceutical sales, although we cannot assure you that our overall gross profit percentage will so increase.

Operating Expenses/Loss From Operations

      Operating expenses of $4,030,868 for the 12 months ended December 31, 1999, decreased by 28% to $2,919,858 in the year 2000. The decrease in operating expenses was primarily associated with a decrease in consultant's fees related to the termination of a marketing agreement with Scardello Marketing Group, LLC. The loss from operations for the year decreased by 33% from $3,773,181 to $2,522,879, attributable to the increased gross profit percentage and the operating expense decrease.

Net Loss

      Our net loss increased by 176% from $3,780,279 for the 12 months ended December 31, 1999 to $10,429,462 for the year 2000. This was due to the losses of $7,896,218 experienced in connection with our investment in MiraQuest. As of December 31, 1999, our current liabilities exceeded current assets by $671,831 and as of December 31, 2000, our current liabilities exceeded our current assets by $753,651. We expect the net loss to decrease with increased revenues and gross profits from business operations, and with the restructuring of the MiraQuest transaction under the plan adopted by the Boards of Directors of both companies (see "Liquidity and Capital Resources"), although we cannot assure you that this will be the case. ChronicRX.com had a net loss of approximately $78,499 and $139,500 for the years ended December 31, 2000 and 1999, and had a deficiency in net assets.

Item 7. Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
    MediQuik Services, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of MediQuik Services, Inc. and subsidiary (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MediQuik Services, Inc. as of December 31, 2000 and 1999, and the results of its operations, changes in stockholders' equity (deficit), and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's difficulties in meeting its financial needs, its recurring losses from operations, and its negative working capital as discussed in Note 2 raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DELOITTE & TOUCHE LLP
Houston, Texas
April 23, 2001
    (May 8, 2001 as to Note 13)

MEDIQUIK SERVICES, INC.

CONSOLIDATED BALANCE SHEETS,
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

ASSETS                                                                                         2000             1999
CURRENT ASSETS:
   Cash and cash equivalents                                                              $     18,649      $     47,424
   Accounts receivable, net of allowance of $351,794 and $88,702, respectively                 290,332           141,695
   Inventory                                                                                    55,963            21,737
                                                                                          ------------      ------------

                Total current assets                                                           364,944           210,856

PROPERTY AND EQUIPMENT:
   Office equipment                                                                            131,497            74,850
   Less accumulated depreciation                                                               (20,141)           (7,215)
                                                                                          ------------      ------------

                Total property and equipment                                                   111,356            67,635

INVESTMENTS                                                                                  1,303,782                --

OTHER ASSETS, Net                                                                              349,382           143,407
                                                                                          ------------      ------------

TOTAL                                                                                     $  2,129,464      $    421,898
                                                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                                                       $    914,074      $    199,479
   Accrued expenses                                                                            204,521           598,208
   Notes payable and subordinated debentures                                                        --            85,000
                                                                                          ------------      ------------

                Total current liabilities                                                    1,118,595           882,687

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Series A preferred stock - $.001 par value 1,000,000 shares authorized,
      513,266 issued and outstanding ($20,530,640 involuntary liquidation preference)              513                --
   Common stock - $.001 par value 50,000,000 shares authorized;
      13,504,096 shares issued and outstanding at December 31, 2000 and
      6,032,007 shares issued and outstanding at December 31, 1999                              13,504             6,033
   Additional paid-in capital                                                               16,036,447         4,143,311
   Accumulated deficit                                                                     (15,039,595)       (4,610,133)
                                                                                          ------------      ------------

                Total stockholders' equity (deficit)                                         1,010,869          (460,789)
                                                                                          ------------      ------------

TOTAL                                                                                     $  2,129,464      $    421,898
                                                                                          ============      ============

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

MEDIQUIK SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                     2000               1999

SALES                                            $  1,744,022      $    982,292

COST OF SALES                                       1,347,743           724,605
                                                 ------------      ------------

GROSS PROFIT                                          396,279           257,687

OPERATING EXPENSES:
   Salaries - officers                                882,030           412,323
   Consulting fees                                    467,362         1,613,590
   Selling, general and administrative              1,569,766         2,004,955
                                                 ------------      ------------

                Total operating expenses            2,919,158         4,030,868
                                                 ------------      ------------

LOSS FROM OPERATIONS                               (2,522,879)       (3,773,181)

IMPAIRMENT ON EQUITY INVESTMENT:                   (7,800,000)               --

LOSS FROM EQUITY INVESTMENTS:                         (96,218)               --

OTHER INCOME (EXPENSE):
   Interest income                                         --             3,048
   Other income (expense)                              (3,894)           14,114
   Interest expense                                    (6,471)          (24,260)
                                                 ------------      ------------

                Total other (expense) income          (10,365)           (7,098)
                                                 ------------      ------------

NET LOSS                                         $(10,429,462)     $ (3,780,279)
                                                 ============      ============

BASIC AND DILUTED LOSS PER SHARE                 $      (1.29)     $      (0.68)
                                                 ============      ============

BASIC WEIGHTED-AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                         8,110,747         5,537,900
                                                 ============      ============

DILUTED WEIGHTED-AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                         8,110,747         5,437,900
                                                 ============      ============

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

MEDIQUIK SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                              Preferred                              Additional
                                           --------------      Common     Common       Paid-In      Accumulated
                                           Shares   Stock      Shares      Stock       Capital         Deficit           Total
BALANCE, DECEMBER 31, 1998                      --      --    4,849,173   $ 4,849    $   505,768    $   (829,854)   $   (319,237)

   Repurchase of unexercised warrants           --      --           --        --        (12,880)             --         (12,880)

   Proceeds from issuance of common
      stock and warrants                        --      --      570,500       571      1,167,030              --       1,167,601

   Issuance of common stock under
      consulting agreements                     --      --      272,334       273      1,017,169              --       1,017,442

   Issuance of warrants for consulting
      services                                  --      --           --        --        463,100              --         463,100

   Issuance of common stock under
      employment agreement                      --      --       10,000        10         28,190              --          28,200

  Acquisition of Scardello Marketing
      Group LLC assets                          --      --      330,000       330        890,670              --         891,000

  Proceeds received for interest in
      subsidiary                                --      --           --        --         84,264              --          84,264

   Net loss                                     --      --           --        --             --      (3,780,279)     (3,780,279)
                                           -------    ----   ----------   -------    -----------    ------------    ------------

BALANCE, DECEMBER 31, 1999                      --      --    6,032,007     6,033      4,143,311      (4,610,133)       (460,789)

   Proceeds from issuance of common
      stock                                     --      --      158,746       159        317,341              --         317,500

   Issuance of common stock under
      employment agreement                      --      --      135,879       135        228,113              --         228,248

   Issuance of stock for consulting
      services                                  --      --       62,567        62         39,980              --          40,042

   Issuance of stock for interest in
      subsidiary                                --      --       65,901        66        115,264              --         115,330

   Transfer of stock with MiraQuest        513,266    $513    7,048,996     7,049     11,192,438              --      11,200,000

   Net loss                                     --      --           --        --             --     (10,429,462)    (10,429,462)
                                           -------    ----   ----------   -------    -----------    ------------    ------------

BALANCE, DECEMBER 31, 2000                 513,266    $513   13,504,096   $13,504    $16,036,447    $(15,039,595)   $  1,010,869
                                           =======    ====   ==========   =======    ===========    ============    ============

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

MEDIQUIK SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                 2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $(10,429,462)   $ (3,780,279)
   Adjustment for noncash transactions:
      Common stock and warrants issued for services              268,290       2,270,153
      Stock issued for ChronicRX.com shares                      115,330              --
      Depreciation and amortization                               44,205          29,088
      Provision for losses on accounts receivable                351,794          88,702
      Loss on equity investments                                  96,218              --
      Impairment of investment                                 7,800,000
   Net changes in assets and liabilities:
      Accounts receivable                                       (500,431)       (179,612)
      Inventory                                                  (34,226)         57,356
      Accounts payable                                           714,595          45,823
      Accrued expenses                                          (393,687)        497,300
      Other assets                                                (6,871)         52,630
      Other                                                           --         (10,699)
                                                            ------------    ------------

                Net cash used in operating activities         (1,974,145)       (929,538)
                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES -
   Capital expenditures                                         (287,030)        (74,601)
                                                            ------------    ------------

                Net cash used in investing activities           (287,030)        (74,601)
                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt issuance                                        --          25,000
   Repayment of indebtedness                                     (85,000)       (220,000)
   Repurchase of unexercised warrants                                 --         (12,880)
   Proceeds from sale of common stock                            317,500       1,167,601
   Proceeds from sales of interests in subsidiary                     --          84,264
   Proceeds from MiraQuest transaction                         2,000,000              --
                                                            ------------    ------------

                Net cash provided by financing activities      2,232,500       1,043,985
                                                            ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (28,775)         39,846

CASH AND CASH EQUIVALENTS, Beginning of period                    47,424           7,578
                                                            ------------    ------------

CASH AND CASH EQUIVALENTS, End of period                    $     18,649    $     47,424
                                                            ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES -
   Interest paid                                            $     12,523    $     26,365

NONCASH TRANSACTIONS:
   Value of stock received in MiraQuest transaction         $  9,200,000              --
   Acquisition of Scardello Marketing Group assets                    --    $    891,000

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

MEDIQUIK SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING-CONCERN MATTERS

      Organization and Business Activity - MediQuik Services, Inc. ("MediQuik" or the "Company") is an early stage healthcare services company specializing in the delivery of medical supplies and chronic disease management programs to chronically ill patients. The Company was organized in Delaware on April 7, 1998. On April 7, 1998, MediQuik issued an aggregate of 2,750,000 shares of its common stock to designees of MediQuik Services, LLC in consideration of the transfer of certain assets of MediQuik from MediQuik Services, LLC. Effective December 31, 1998, MediQuik was merged with and into Cash Flow Marketing, Inc., a Delaware corporation ("Cash Flow"), which, as the surviving corporation, subsequently changed its name to MediQuik Services, Inc. This transaction has been treated as a capital transaction in substance, rather than a business combination; thus the accounting is similar to a reverse acquisition but no goodwill and/or intangible has been recorded.

      In connection with the merger, the Company issued an aggregate of 4,849,000 shares of common stock to the stockholders of MediQuik and Cash Flow. At the time of the merger, Cash Flow was a "shell" corporation with substantially no assets, business, or operations.

      The Company entered into a Stock Purchase Agreement dated as of June 30, 2000 (the "Stock Purchase Agreement") with MiraQuest Ventures LLC ("MiraQuest") pursuant to which the parties agreed to exchange equity interests of each other. Effective September 1, 2000, MiraQuest acquired: (i) 7,048,996 shares of common stock of MediQuik; (ii) 513,266 shares of Series A convertible preferred stock of MediQuik convertible into 10,265,320 shares of the Company's common stock; and a warrant for the purchase of an additional 650,000 shares of common stock of MediQuik exercisable at a price of $.60 per share. In exchange, MediQuik received 7,251,600 membership units of MiraQuest and $2,000,000 cash represented in part by the cancellation of loans previously made by MiraQuest to MediQuik. As a result of the transaction, MediQuik has become a majority-owned subsidiary of MiraQuest (see Note 4). The combining of MiraQuest and MediQuik is intended to strengthen the medical businesses of each company and to create the opportunity for more rapid revenue growth.

      Principles of Consolidation - The accompanying consolidated financial statements include the accounts of MediQuik and its subsidiary ChronicRX.com. All significant intercompany accounts and transactions have been eliminated.

      Use of Estimates - The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that directly affect the results of reported amounts of assets, liabilities, revenues, and expenses. Actual results may differ from these estimates.

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

      Bad Debts - An allowance for bad debts is provided for based on management's best estimates of amounts that are deemed uncollectible. Such allowance is $351,794 and $88,702 at December 31, 2000 and 1999, respectively.

      Property and Equipment - Property and equipment is stated at cost. Maintenance and repair costs are charged to expenses as incurred, while major renewals and betterments are capitalized. Upon disposal of an asset, the difference between the sales proceeds and the net book value is charged or credited to income. The Company follows the American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," to determine when to capitalize or expense costs incurred to develop or obtain internal use software. Under this guidance, the Company expenses costs incurred in the preliminary project stage and thereafter capitalizes costs incurred in developing or obtaining internal use software. Certain costs, such as licensing, maintenance, and training are expensed as incurred. Depreciation of property is provided using primarily the straight-line method over the following estimated useful lives:

                        Classification                       Years

                        Internet site                          3
                        Office equipment                       5
                        Furniture and fixtures                 7


      Depreciation expense was $12,926 and $7,186 for the years ended December 31, 2000 and 1999, respectively.

      Other Assets - Other assets consist primarily of software costs and an intangible asset related to an exclusive marketing representative agreement. Accumulated amortization on other assets was $72,303 and $16,181 for the years ended December 31, 2000 and 1999, respectively.

      As a result of the purchase of assets from MediQuik Services, LLC, the Company has recorded an identified intangible in other assets related to certain contracts acquired. This intangible ceased to be of value to the Company during 1999 and an impairment of $52,539 has been recognized in the 1999 consolidated statement of operations.

      Long-lived Assets - The Company records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets is less than the carrying value of those assets.

      Significant Customers - The Company had sales to five significant customers of approximately 93% for the year ended December 31, 2000, and 87% for the year ended December 31, 1999. Such customers represented approximately 70% of the accounts receivable balances at December 31, 2000 and 1999.

      Derivatives - In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. The Company held no derivative instruments as defined by SFAS 133, and therefore the adoption of this standard on January 1, 2001 did not impact its financial position or results of operations.

2.    BASIS OF FINANCIAL STATEMENTS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2000 and 1999 the Company incurred net losses of $10,429,462 and $3,780,279, respectively, and, as of those dates, the Company's current liabilities exceeded its current assets by $753,651, and $671,831. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

The Company raised an additional $1,000,000 of debt financing in January and May 2001, which under the plan to partially reverse the MiraQuest transaction will convert to equity (see Notes 4 and 13). The proceeds of the debt financing will be used to fund current working capital requirements. Management has implemented a plan in 2001 to conserve its working capital by reducing its operating expenses and focussing on more profitable lines of business. Management is also in the process of negotiating extended payment terms with its vendors as well as seeking additional sources of debt and or equity financing; however, no assurances can be given that the Company will be able to successfully conclude the arrangements being considered.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain successful operations.

3.    EARNINGS PER SHARE

      The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which establishes standards for computing and presenting earnings per share ("EPS"). SFAS 128 requires the presentation of "basic" and "diluted" EPS on the face of the consolidated statement of operations. Basic EPS amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. Since the Company incurred a loss for all periods presented, all potentially dilutive securities have been excluded, as they were anti-dilutive. The following table lists all potentially dilutive securities as of December 30, 2000 and 1999:

                                                                                    Number of Shares
                                 Type of                             Per Unit        of Common Stock
          Date of Issue         Security             Quantity     Exercise Price      if Converted
      February - April 1999     Warrants             250,000       $3.00 - $4.00                --
      December 1999             Warrants             215,000            2.00                    --
      January - June 2000       Warrants             317,500            2.00                    --
      September 2000            Warrants             650,000            0.60                    --
      September 2000            Preferred stock      513,266              --            10,265,320
      1999                      Options              100,000            1.85                    --
      2000                      Options            1,270,863            1.33                    --

4.    INVESTMENTS

      As discussed in Note 1, the Company exchanged its common stock, preferred stock, and warrant for 7,251,600 membership units of MiraQuest and $2,000,000 in cash, which represented an approximate 17% ownership in the membership units of MiraQuest. The membership units in MiraQuest were valued by an independent appraisal at $9,200,000, at September 29, 2000, the effective date of the foregoing transaction.

      In connection with the Stock Purchase Agreement with MiraQuest, the Company and MiraQuest entered into a voting agreement (the "Voting Agreement") whereby MiraQuest agreed to vote its two of the seven total MediQuik board members in a manner consistent with the other five MediQuik board members regarding the selection of new board members. This agreement expires in August 2001.

      Shortly after the transaction was closed, the Company expanded its positions on its board of directors from 7 to 9, of which MiraQuest had the ability to appoint four members. Thus, although it owned a majority interest, MiraQuest was not deemed to have control of the Company.

      Therefore, the Company initially recorded its MiraQuest membership units as an investment. However, in conjunction with the loan the Company received from an affiliate of MiraQuest (see Note 13), the Company increased the positions on its board of directors from 9 to 11 of which MiraQuest and its affiliates subsequently gained the ability to appoint 6 members in January 2001. The Company believes the ability of MiraQuest to appoint the majority of its board members and therefore control the Company is temporary, as both the Company's and MiraQuest's boards of directors subsequently approved a partial reversal of the initial Stock Purchase Agreement. The plan to partially reverse the original transaction (the "Plan") was approved by both boards on April 20, 2001. The Plan, as currently stated, would result in i) the Company's redemption of all of its currently outstanding preferred shares; ii) the Company's return of all of its membership units of MiraQuest; iii) an additional cash equity contribution of $500,000 from MiraQuest to the Company; iv) the restructuring of the Company's note and warrants to Ball Investors, LLC, an affiliate of MiraQuest, as well as restructuring the Company's indebtedness to a third-party vendor; v) MiraQuest's agreement to sell back to the Company a number of the Company's common shares for nominal consideration once another capital partner is found for the Company;
vi) MiraQuest's agreement to relinquish control of the Company's board of directors at the next annual shareholder's meeting. The result of the Plan would be for MiraQuest to retain approximately 30% equity ownership of the Company.

      Additionally, the Company reduced its investment in MiraQuest membership units in the amount of $96,218 for the Company's share of the net loss recognized by MiraQuest for the three months ended December 31, 2000, the period in which the Company owned the membership units.

      In the fourth quarter of 2000, in accordance with Statements of Financial Account Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", the Company recognized an impairment of $7,800,000 in its investment in MiraQuest membership units due to a permanent decline in value of a major MiraQuest subsidiary. The MiraQuest subsidiary has failed to obtain necessary financing and has ceased its operations. MiraQuest has determined the fair market value of its investment in the subsidiary was zero. The Company's impairment was determined based on its pro rata share of the impairment.

5.    TERMINATION OF MARKETING AGREEMENT

      The Company entered into an agreement to purchase certain computer equipment, all documents, materials, target lists, and customer lists of Scardello Marketing Group, LLC ("SMG") on June 18, 1999; this transaction was effective and was closed July 1999. The Company also terminated the Exclusive Marketing Representative Agreement ("Marketing Agreement") between SMG and the Company; the Marketing Agreement had a term of five years ending in 2004. The Company also assumed a note payable of $25,000 due to a bank but also received the proceeds of such note.

      In connection with the acquisition of certain SMG assets and the termination of the Marketing Agreement during July 1999, 330,000 shares of common stock were issued valued at $2.70 per share to SMG and the Company forgave $15,396 in debt due from SMG. The Company acquired the assets of SMG and terminated the Marketing Agreement primarily to bring back the Company's marketing activities internally.

6.    SUBSIDIARY

      In May 1999 MediQuik formed an 80% owned subsidiary known as ChronicRX.com to provide Internet-based pharmacy services. In June 2000 the Company purchased the remaining 20% interest from the investors through the issuance of 65,903 shares of the Company's common stock at $1.75 per share, making ChronicRX.com a wholly owned subsidiary of the Company. ChronicRX.com will focus on the chronic care sector and will specialize in prescription and non-prescription medicines and management products used to treat chronic diseases of all kinds.

      ChronicRX.com had a net loss of approximately $78,499 and $139,500 for the years ended December 31, 2000 and 1999, respectively, and had a deficiency in net assets. Accordingly, the Company has not recognized a liability to the minority interest for the year ended December 31, 1999.

7.    INCOME TAXES

      The Company has a net operating loss carryforward of approximately $4,900,000 and $2,730,000 as of December 31, 2000 and 1999, respectively, that may be applied against future federal taxable income. This loss gives rise to a deferred tax asset at December 31, 2000 and 1999 of approximately $1,666,000 and $928,000, respectively. Management has established a valuation allowance equal to the amount of the deferred tax asset, as it is more likely than not that the Company will not be able to realize this asset. The loss carryforwards begin to expire on December 31, 2018.

8.    NOTES PAYABLE AND SUBORDINATED DEBENTURES

      Notes payable and subordinated debentures consist at December 31, 2000 and 1999 of the following:

                                                                           December 31,   December 31,
                                                                               2000           1999
         Note payable to bank with variable interest rate at 1.5% over
           Prime, due June 5, 2001                                           $      --      $25,000
         Ten subordinated debentures, to certain shareholders with
            interest at 15%, due on June 30, 1999 and December 31, 1999             --       60,000
                                                                             ---------      -------

         Total                                                               $      --      $85,000
                                                                             =========      =======

      In July 1999 the Company obtained a verbal agreement to provide up to $100,000 of credit so long as an officer of the Company maintains sufficient compensating balances in accounts with the lender. Repayment of such line of credit has been guaranteed by the same officer of the Company. This line of credit was cancelled during fiscal year 2000 when the Company paid off its line of credit.

9.    EQUITY TRANSACTIONS

      Preferred Stock - On August 30, 2000, the Company's Certificate of Incorporation was amended to authorize the issuance of up to 1,000,000 shares of Series A preferred stock (par value .001 per share) and to increase the authorized common shares from 25,000,000 to 50,000,000 (par value .001 per share).

      In September 2000 the Company issued 513,266 shares of Series A preferred stock in connection with the MiraQuest transaction described in Note 1. The Series A preferred stock has voting and dividend rights equivalent to the Company's common stock on an "as converted" basis. Each share of the Series A preferred stock can be converted at any time and at the option of the holder, into 20 shares of the Company's common stock. In the event of a voluntary or involuntary liquidation, dissolution, or winding up at the Company, the holders of the Series A preferred stock are entitled to receive an amount equal to $40.00 per share, less any cash dividends previously declared and paid by the Company.

      Warrants - Between January and June of 2000, in connection with the sale of common stock, the Company issued warrants to purchase 317,500 shares of common stock at an exercise price of $2.00 per share. The warrants became exercisable in September 2000 and expire in December 2001.

      From February to April 1999, the Company issued new warrants to purchase 250,000 shares of common stock at an exercise price ranging from $3.00 to $4.00 per share in consideration for services provided. All warrants expired April 30, 2000; the Company has recorded an expense of $463,100 based on the fair value of the warrants during 1999.

      In December 1999, in connection with the sale of common stock the Company issued warrants to purchase 215,000 shares of common stock at an exercise price of $2.00. The warrants expire in December 2001.

      Private Stock Offerings - The Company issued 158,746 shares of common stock for $317,500 during the first six months of 2000.

      In February 1999 the Company issued 350,000 shares of common stock for $700,000.

      In June 1999 the Company issued 75,000 shares of common stock for $150,000.

      In July 1999 the Company issued 38,000 shares of common stock for $102,601.

      In December 1999 the Company issued 107,500 shares of common stock and warrants for $215,000.

      Other Equity Transactions - From February to December 1999, the Company issued 282,334 shares of common stock to various consultants and employees of the Company at a fair value of approximately $1,045,642.

      In September 2000 the Company issued 7,048,996 shares of common stock, 513,266 shares of Series A preferred stock, and 650,000 warrants in exchange for $2,000,000 in cash and 7,251,6000 shares of MiraQuest membership units.

      During 2000, the Company issued 135,879 shares of common stock with a fair value of $228,248 to various consultants and employees of the Company.

      In June 2000 the Company issued 65,901 shares of common stock with a value of $115,330 to the minority shareholders of ChronicRX.com in order to acquire the remaining 20% interest of that entity.

      In November 2000 the Company issued 62,567 shares of common stock with a fair value of $40,042 for consulting services to a third party.

10.   RELATED-PARTY TRANSACTIONS

      As of December 31, 2000 and 1999, the Company had certain outstanding related-party balances payable of $103,194 and $40,250, respectively. The payable amounts were derived from purchases in the ordinary course of business.

      During the years ended December 31, 2000 and 1999, the Company paid for business plan development and investment banking services furnished by an affiliate and certain consulting and legal services performed by other related parties. During the years ended December 31, 2000 and 1999, the Company incurred expenses of $55,527 and $154,750 for these services, respectively, which are included in the consolidated statements of operations. In addition, the Company has accrued wages of $102,894 primarily to Company officers who are shareholders of the Company.

11.   STOCK INCENTIVE PLAN

      The Company completed a Stock Incentive Plan to provide stock incentives to certain key employees and directors of the Company. An aggregate of 10,000,000 shares of common stock may be issued pursuant to the Stock Incentive Plan.

      In connection with the MiraQuest transaction and the signing of employment and engagement agreements by two employees, the Company issued options to the two employees in the amounts of 150,000 and 50,000 shares of common stock, respectively. Of these shares, 50,000 vested immediately, 75,000 vested after one year, and the rest vest quarterly during the second year. An additional 150,000 options were issued to the same employees and vest upon achievement of certain profitability goals.

      A summary of the status of the Company's stock option activity, and related information for the years ended December 31, 2000 and 1999 is presented below:

                                                                Weighted-Average
                                                       Shares    Exercise Price

         Outstanding December 31, 1998                100,000        $1.85
            Granted                                        --           --
            Exercised                                      --           --
            Forfeited                                      --           --
                                                    ---------         ----

         Outstanding December 31, 1999                100,000         1.85
            Granted                                 1,270,863         1.33
            Exercised                                      --           --
            Forfeited                                      --           --
                                                    ---------         ----

         Outstanding December 31, 2000              1,370,863         1.36
                                                    =========        =====

         Options exercisable December 31, 1999             --           --
         Options exercisable December 31, 2000        333,113         1.65

      The following table summarizes information about stock options outstanding as of December 31, 2000:

                                              Weighted-                                         Weighted-
                                               Average         Weighted-                      Average Price
         Exercise                             Remaining         Average        Exercisable   of Exercisable
           Price                 Shares    Contractual Life  Exercise Price      Shares         Shares
     Less than $1.00            597,000          9.68              0.82           50,000          0.90
               $1.75            683,863          2.84              1.75          248,113          1.75
               $2.00             90,000          2.07              2.00           35,000          2.00
                              -------------------------------------------------------------------------------
                              1,370,863          5.77              1.36          333,113          1.65

      Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") encourages, but does not require, companies to record compensation cost for employee stock-based compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes model or the binomial model. Because of the inexact and subjective nature of deriving stock option values using these methods, the Company has adopted the disclosure-only provisions of SFAS 123 and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25. Accordingly, no compensation expense has been recognized for the Plan. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date consistent with provisions of SFAS 123, the Company's net loss would have been increased by $77,031 in 2000. The Company's net loss in 1999 would not have been affected.

12.   COMMITMENTS AND CONTINGENCIES

      The Company has entered into several provider agreements with various corporations for terms ranging from one to five years. The Company supplies diagnostic products to the patients under these provider agreements.

      Lease - In October 2000, the Company entered into a new five-year lease agreement for office space. The minimum lease payments under such agreement are as follows:

                      2001                  $178,500
                      2002                   178,500
                      2003                   178,500
                      2004                   178,500
                      2005                   148,750
                                            --------

                     Total                  $862,750
                                            ========

      Rent expense amounted to $100,721 and $55,414 for the years ended December 31, 2000 and 1999, respectively.

      Lost Share Certificate - During July 1999, the Company authorized and issued a certificate for 330,000 shares of common stock to SMG. The certificate was issued with a restricted legend on the face. As of April 5, 2000, the Company has not been able to locate it. As a result, the Company placed the certificate on hold with the stock transfer agent immediately upon realization that the certificate was lost during 1999. The Company authorized and issued an additional certificate for 330,000 shares of common stock to SMG. SMG confirms that it received only the second certificate. The Company does not believe that the shares will ever be located and presented in exchange for value and accordingly the shares have not been included as outstanding shares as of December 31, 1999. The restriction of the shares and the hold placement with the stock transfer agent are basis for the Company's opinion. The Company cancelled the certificate during 2000.

      Litigation - The Company has been named as a defendant in a civil lawsuit by a former supplier of diabetes management products for breach of contract. The Company believes the case is without merit and intends to mount a vigorous defense. The Company has filed a counter-suit for breach of contract against the former supplier. The ultimate outcome of the lawsuit is unknown and management is unable to determine the impact, if any, the lawsuit will have on the financial condition of the Company.

13.   SUBSEQUENT EVENTS

      On January 24, 2001, the Company obtained a loan from Ball Investors, LLC, which is a related party to MiraQuest. The loan had a principal amount of $500,000 an interest rate of 10% and requires interest payments quarterly. The loan has a term of 24 months.

      On April 20, 2001, the Company's board of directors approved a plan to partially reverse the Stock Purchase Agreement. The Plan would include the conversion of the Ball note and the convertible debenture into equity. See Note 4 for the details of the Plan.

      On May 7, 2001, the Company entered into a convertible debenture agreement with MiraQuest. The convertible debenture agreement has a principal amount of $500,000 and an automatic conversion provision whereby the convertible debenture will be converted into 1,785,714 common shares of the Company upon the approval of the Plan as described in Note 4. No interest will accrue under this convertible debenture and no payments are due until the automatic conversion. Interest will begin to accrue on the convertible debenture at a rate of 10% per annum if the automatic conversion on January 15, 2002 if the automatic conversion is not completed at that time.

                                     ******

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III.

Item 9. Directors, Executive Officers Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

      Following is certain information regarding our directors and executive officers.

ROBERT TEAGUE, M.D.                            Dr. Teague, 51, began serving in
Chief Executive Officer and Chairman of the    these two positions in August,
Board of Directors                             2000. From 1992-1998, Dr. Teague
                                               was engaged in the private
                                               practice of medicine. From
                                               1998-2000, he was affiliated with
                                               Baylor College of Medicine as a
                                               physician. He received his
                                               undergraduate degree form West
                                               Virginia University and received
                                               his medical degree from the
                                               University of Cincinnati in 1975.
                                               Dr. Teague also serves on the
                                               board of directors of
                                               MedeCoach.com, a private
                                               development stage company engaged
                                               in internet delivery of wellness
                                               related information also based in
                                               Houston.

GRANT M. GABLES                                Mr. Gables, 36, has been one of
President, Chief Operating Officer             our officers and directors since
and Director                                   April 7, 1998. Mr. Gables has
                                               served as executive management
                                               with three health care billing
                                               and technology companies since
                                               January 1995. From March 1997 to
                                               June 1998 he was vice president
                                               of marketing for MediNet EDI
                                               Solutions with responsibility for
                                               strategic planning and
                                               development of technology for
                                               health care organizations. From
                                               September 1995 until February
                                               1997 he was executive vice
                                               president of Reimbursement
                                               Assurance Corporation with
                                               executive responsibility for
                                               operations and sales with
                                               emphasis on information delivery
                                               technology for health care
                                               groups. From January 1995 until
                                               August 1995 Mr. Gables was with
                                               Rapid Reimbursement, Inc, as
                                               chief operating officer with
                                               responsibility for installation
                                               of medical billing capability and
                                               management of claims processing
                                               and medical billing.

HOWARD B. BUTLER JR.                           Mr. Butler, 54, has been an
Secretary, Treasurer, Corporate Counsel and    officer and director since April
Director                                       7, 1998. He has been a practicing
                                               attorney in Houston since 1972
                                               and a sole practitioner since
                                               1986. He is a 1969 graduate of
                                               Lamar University, Beaumont, Texas
                                               and a 1972 graduate of the
                                               University of Houston College of
                                               Law.

R. CRAIG CHRISTOPHER                           Mr. Christopher, 57, has been an
Vice President of Product Fulfillment          officer since July 1, 1998. Prior
                                               to joining MediQuik, Mr.
                                               Christopher held senior level
                                               management positions with a
                                               number of health care companies,
                                               including Taylor Medical, Inc., a
                                               distributor of health supplies
                                               where he served as founder and
                                               chairman of the board. During his
                                               tenure, Taylor expanded from a
                                               single location in Texas to 32
                                               offices in 14 states having 150
                                               sales representatives and annual
                                               sales of $100 million.

LAWRENCE J. WEDEKIND                           Mr. Wedekind, 44, served as our
Director                                       chief executive officer from
                                               September 7, 1999 until his
                                               resignation from that position in
                                               March 2000. He also serves as
                                               president and chief executive
                                               officer of IntegraNet Gulf Coast,
                                               Inc., an independent practice
                                               association and Greater Gulf
                                               Health Plan, Inc. a non-profit
                                               occupational medicine network.
                                               Since 1997, he has served as
                                               president and chief executive
                                               officer of Greater Gulf Medical
                                               Alliance, Inc., a comprehensive
                                               healthcare management service
                                               organization. From 1995 to 1996
                                               Mr. Wedekind served as
                                               administrator of Yale Hospital, a
                                               99-bed hospital located in
                                               Houston which was suffering from
                                               financial difficulties prior to
                                               Mr. Wedekind's engagement.

DONALD HOLMQUEST, M.D., J.D., PH.D.            Dr. Holmquest, 61, has practiced
Health Care Counsel, Director                  in the area of health care law
                                               for almost 20 years. During his
                                               law practice he has represented
                                               numerous health care providers
                                               and ventures and served on the
                                               board of directors of two
                                               national hospital systems. More
                                               recently, Dr. Holmquest has begun
                                               to focus his energies on small
                                               healthcare startup companies,
                                               particularly in the Internet
                                               area.

DEREK ENCE                                     Mr. Ence, 38, has been a director
Director                                       since August, 2000. Mr. Ence was
                                               engaged in the private practice
                                               of law from 1990-1997. Since
                                               1997, he has served as general
                                               counsel and vice president of
                                               Ball Enterprises, Inc., a private
                                               holding company. Mr. Ence also
                                               sits on the board of directors of
                                               several privately held companies
                                               based in Idaho, including
                                               MiraQuest Ventures, LLC. He
                                               received his undergraduate degree
                                               in international relations from
                                               Brigham Young University in 1986
                                               and his law degree from the same
                                               university in 1990. Mr. Ence is
                                               the nephew-in-law of one of our
                                               other directors, Mr. Allen Ball.

ALLEN BALL                                     Mr. Ball, 55, has been one of our
Director                                       directors since January, 2001. He
                                               is also a member of the board of
                                               directors of MiraQuest.
                                               Additionally, he serves on the
                                               board of directors of two other
                                               privately held companies,
                                               Melaleuca, Inc., a consumer
                                               products company, and ICT Inc.
                                               Since 1984, he has been
                                               self-employed. Mr. Ball is the
                                               brother-in-law of one of our
                                               other directors, Mr. John
                                               Galazin.

GENE KUSMIERZ                                  Mr. Kusmierz, 45, has served as a
Director                                       director since August, 2000. From
                                               October 1999 to February 2001,
                                               Mr. Kusmierz served as vice
                                               president of corporate
                                               development for Everfill.com, a
                                               privately held company engaged in
                                               the internet fulfillment of
                                               pharmaceutical and diagnostic
                                               products. In 1993, he formed
                                               Gentris Capital to manage assets
                                               for individuals and since 1996
                                               has focused his efforts on
                                               consulting for early stage
                                               companies seeking equity
                                               financing. He currently serves on
                                               the board of Everfill.com and is
                                               Northeast Regional Director of
                                               MiraQuest.

JOHN GALAZIN                                   Mr. Galazin, 57, has been a
Director                                       member of our board of directors
                                               since October, 2000. He is also a
                                               director of MiraQuest Ventures,
                                               LLC and N.T.I., Inc., and serves
                                               on the board of managers of
                                               Sisbro, LLC. Mr. Galazin received
                                               his undergraduate degree from
                                               Michigan State University in 1965
                                               and his Masters of Business
                                               Administration from Michigan
                                               State University in 1967. From
                                               1995 until 2000, Mr. Galazin was
                                               President and Chief Executive
                                               Officer of Beauty for All
                                               Seasons, Inc., an Idaho-based
                                               company. He also served as Vice
                                               President of International Sales
                                               and Marketing for Jeunique
                                               International, Inc. Mr. Galazin
                                               is Mr. Allen Ball's
                                               brother-in-law.

KEITH FLETCHER                                 Mr. Fletcher, 45, has been a
Director                                       board member since August, 2000.
                                               Mr. Fletcher is currently the
                                               Chief Executive Officer of
                                               MiraQuest Ventures, LLC and
                                               previously served as Chief
                                               Executive Officer of Ashley Manor
                                               Care Centers. Until March 1998,
                                               he served as a senior executive
                                               for the J.R. Simplot Company in
                                               Boise, Idaho. Mr. Fletcher
                                               currently serves on the boards of
                                               Ashley Manor Care Centers,
                                               MiraQuest Ventures, LLC and Tech
                                               Health, all privately held
                                               companies. He holds a bachelor's
                                               and masters degree from the
                                               University of Utah and a Masters
                                               of Business Administration from
                                               Stanford University.

BRETT WRIGHT                                   Mr. Wright, 42, has served as a
Director                                       director since March, 2001. He
                                               received his undergraduate degree
                                               in economics from Brigham Young
                                               University and his Masters of
                                               Business Administration from the
                                               university of Southern
                                               California. He is also a member
                                               of the board of directors of
                                               MiraQuest. He has been employed
                                               since 1996 by Ball Enterprises.
                                               Additionally, Mr. Wright is a
                                               member of the board of directors
                                               of several other privately held
                                               companies.

Section 16(a) Beneficial Ownership Reporting Compliance

      Forms 4 were inadvertently not timely filed on behalf of Mr. Gables and Dr. Teague in connection with stock options awarded to them during the fiscal year 2000. Initial statements of beneficial ownership on behalf of Messrs. Ence, Kusmierz, Galazin and Fletcher were also inadvertently late in filing.

Item 10. Executive Compensation

      The following table sets forth for the period ended December 31, 2000 all compensation received or accrued by the Chief Executive Officer and by each of the other most highly compensated executive officers ("Named Executive Officers").

      Salaries paid as of December 31, 2000, were as follows:

                                                    Annual Compensation(1)          Long-Term Compensation
                                                    ----------------------          ----------------------

                                                                                 Restricted        Securities
                                                                                    Stock           Underlying
 Name and Principal Position              Year      Salary(2)       Bonus          Awards(3)         Options
---------------------------------------------------------------------------------------------------------------
Robert B. Teague, M.D                     1998      $     --            --         $
Chief Executive Officer                   1999      $     --                                          60,000
and Chairman of the Board                 2000      $125,400                                         139,000

Grant M. Gables                           1998      $ 56,000            --         $    400
President, COO                            1999      $ 86,000
                                          2000      $101,835                                          75,000

R. Craig Christopher,                     1998      $ 34,000            --         $    250
VP of Product Fulfillment                 1999      $ 76,000
                                          2000      $ 96,000                                          66,863

Lawrence Wedekind,                        1998      $     --            --
Interim Chief Executive                   1999      $ 15,000
Officer during 2000                       2000      $ 19,500

(1) The named executives received no compensation for periods prior to April 7, 1998, the date of organization of Old MediQuik. Salaries reflected herein are as of December 31, 1999.
(2) In 1999 salaries were deferred in amounts as follows: Mr. Gables, $22,000; and Mr. Christopher $24,625. In 1998 salaries were deferred in amounts as follows: Mr. Gables, $14,000; and Mr. Christopher, $12,625.
(3) Based on an estimated value of $0.001 per share for shares of restricted stock issued by Old MediQuik pursuant to the Company's stock incentive plan. The issuer's right to repurchase the shares of restricted stock expired June 17, 1999.

            Effective September 7, 1999, we entered into a one year employment agreement with Mr. Wedekind which was renewable for additional one year periods at Mr. Wedekind's option if his efforts resulted in providing us with an additional 40,000 patients by the end of his initial term. However, Mr. Wedekind resigned his position effective March 31, 2000. Pursuant to his employment agreement, we paid Mr. Wedekind a total of $15,000 in cash and 51,000 shares of common stock.

      We are party to employment agreements dated as of August 1, 2000 with Grant Gables and August 23, 2000 with Robert Teague. Mr. Gables and Dr. Teague are collectively referred to as the "executives."

      Mr. Gables' employment agreement provides that we will employ him for two years from the date of the agreement. Dr. Teague's employment contract does not contain such a term. During the employment period, each executive's employment
(1) may be terminated by us with or without cause, (2) may be terminated by mutual agreement of the parties, or (3) may be terminated by the executive for any reason, or if he becomes disabled. If, during the employment period, an executive's employment is terminated by us without cause, then we will pay the executive severance compensation equivalent to his compensation for six months, including benefits, but not including equity compensation.

      In exchange for the executive's service under his employment agreement, the executive will:

            o receive an annual base salary, which will be paid biweekly, equal to $9,167 in the case of Mr. Gables and $10,450 in the case of Dr. Teague;

            o be awarded an annual cash bonus based on corporate performance criteria with a target bonus equal to 20% of annual base salary and stock option awards of 25,000 shares in the case of Mr. Gables and 50,000 shares in the case of Dr. Teague, based on certain corporate performance criteria;

            o have 25,000 options in the case of Mr. Gables and 50,000 in the case of Dr. Teague vest at the end of his first year of employment and 6,250 options in the case of Mr. Gables and 12,500 options in the case of Dr. Teague vest during each quarter of the second year of his employment. Dr. Teague also received an option award of 50,000 shares of our common stock as a signing bonus.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      On June 30, 2000, we entered into a stock purchase agreement with MiraQuest Capital Holdings, Inc./MiraQuest Ventures, LLC (MiraQuest), an internet e-commerce holding company of entities serving the business to business market. In exchange for $2,000,000 and an 18% ownership of MiraQuest units, MiraQuest was issued 7,048,996 shares of common stock, a warrant to purchase 650,000 shares of common stock at $0.60 per share and 513,266 shares of Series A convertible preferred stock each convertible into 20 shares of common stock and entitled to vote as if converted.

      The following table sets forth certain information regarding the beneficial ownership of the common stock as of April 9, 2001, as to (i) each person known by us to own beneficially more than 5% of the outstanding common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and officers as a group.

                                                                                      Series A
                                              Common Stock                         Preferred Stock
                                              ------------                         ---------------
Name of Beneficial Owner         Shares Owned(1)     Percent of Class(2)   Shares Owned     Percent of Class
------------------------         ---------------     -------------------   ------------     ----------------
MiraQuest Ventures, LLC            17,314,324(3)             72.84%           513,266             100%
Grant M. Gables                     1,022,813(4)              4.30%
Robert Teague                         216,500(5)                  *
Howard B. Butler, Jr                  459,857(6)              1.93%
R. Craig Christopher                  355,305(7)              1.49%
Lawrence J. Wedekind                   72,000(8)                  *
Donald Holmquest                       25,000                     *
John Galazin                          190,000(9)                  *
Keith Fletcher                          5,000                     *
Gene Kusmierz                              --                     *
Derek Ence                                100(10)                 *
Allen Ball                                 --                     *
Brett Wright                           50,000                     *

All Officers and Directors as
a group (12 persons)                2,396,575                 9.87%

      *     Less than 1%

      (1) Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.
      (2) Represents the number of shares of common stock beneficially owned by each named person or group, expressed as a percentage of all of the shares of such class outstanding as of such date without giving effect to 250,000 shares issuable pursuant to warrants held by consultants and advisors.
      (3) Includes 10,265,328 shares of common stock to be issued upon conversion of 513,266 shares of Series A Preferred Stock.
      (4) Includes 474,543 shares held by Jocody Financial, Inc., a corporation wholly owned by Mr. Gables' spouse and 57 shares owned by Mr. Gables' spouse.
      (5) Includes 10,000 shares held by Dr. Teague's wife and minor children and 199,000 shares issuable upon the exercise of presently exercisable outstanding stock options.
      (6) Includes 1,073 shares held by Mr. Butler's adult daughter and 125,000 shares issuable upon the exercise of presently exercisable outstanding stock options.
      (7) Includes 66,863 shares issuable upon the exercise of presently exercisable outstanding stock options, and 5,577 shares held by Mr. Christopher's minor children.
      (8) Includes 11,000 shares held by Greater Gulf Medical Alliance, Inc., of which Mr. Wedekind is the sole shareholder and serves as president and chief executive officer.
      (9) Includes 150,000 shares issuable upon the exercise of presently exercisable outstanding stock options.
      (10)  Includes warrant to purchase 100 shares of common stock.
      (11)  Includes warrant to purchase 50,000 shares of common stock.

Item 12. Exhibits and Reports on Form 8-K.

      There were no reports on Form 8-K filed during the last quarter of 2000.

                                Index to Exhibits

Exhibit No.              Description of Exhibit
-----------              ----------------------

*2(a)                    Stock Purchase Agreement by and between MediQuik
                         Services and MiraQuest Ventures, LLC
*3(a)                    Certificate of Incorporation of MediQuik
*3(b)                    Bylaws of MediQuik
*9(a)                    Voting Trust Agreement dated August 29, 2000
*10(b)                   Letter Agreement, dated June 18, 1999, between MediQuik
                         and SMG regarding acquisition of a diabetic
                         pharmaceutical supply company
*10(c)                   Provider Agreement, effective July 1, 1999, between
                         MediQuik and Advantage Care Network, Inc.
*10(d)                   Employment Agreement by and between Grant Gables and
                         MediQuik Services, Inc. dated August 1, 2000
*10(e)                   Employment Agreement by and between Robert Teague and
                         MediQuik Services, Inc. dated August 22, 2000
10(f)                    Office Building Lease - Full Service for 4299 San
                         Felipe, Suite 300, Houston, Texas
*10(g)                   Stock Option Plan of MediQuik Services, Inc.
*21(a)                   Subsidiaries of the Registrant

*Previously filed with the Commission

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2001             MediQuik Services, Inc.


                               By:         /s/ Robert Teague
                               -------------------------------------------------
                               Robert Teague,
                               Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 17, 2001.

           Signature                                              Title
           ---------                                              -----

/s/  Robert Teague, M.D.                                 Chief Executive Officer
----------------------------------------


/s/  Grant M. Gables                                     Chief Operating Officer
----------------------------------------                 and Director


/s/  Howard B. Butler, Jr.                                      Director
----------------------------------------


/s/  Lawrence J. Wedekind                                       Director
----------------------------------------


/s/  Donald Holmquest, M.D., J.D., Ph.D.                        Director
----------------------------------------


/s/  Derek Ence                                                 Director
----------------------------------------


/s/  Allen Ball                                                 Director
----------------------------------------


/s/  Gene Kusmierz                                              Director
----------------------------------------


/s/  John Galazin                                               Director
----------------------------------------


/s/  Keith Fletcher                                             Director
----------------------------------------


/s/  Brett Wright                                               Director
----------------------------------------