Form 10QSB
period 2001-03-31
MEDIQUIK SERVICES INC
filed 2001-06-19
CIK 1062564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                          For the quarterly period ended 3/31/01

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

13,504,096 shares of the Company's Common Stock issued and outstanding at March 31, 2001.
--------------------------------------------------------------------------------

      Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

                                                                            Page

PART I.  FINANCIAL INFORMATION                                                3

ITEM 1   FINANCIAL STATEMENTS                                                 3

         Consolidated Balance Sheets
           March 31, 2001 (Unaudited) and December 31, 2000                   4

         Consolidated Statements of Operations (Unaudited)
           Three Months Ended March 31, 2001 and 2000                         5

         Consolidated Statements of Cash Flows (Unaudited)
           Three Months Ended March 31, 2001 and 2000                         6

         Notes to Consolidated Financial Statements                           7

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                  8

PART II. OTHER INFORMATION                                                   13

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K                                     13

      A.    Exhibits

      B.    Reports on Form 8-K

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDIQUIK SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                                        March 31,         December 31,
ASSETS                                                                                    2001               2000
                                                                                       (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                           $     11,970      $     18,649
  Accounts receivable, net of allowance of $394,242 and $351,794, respectively             392,424           290,332
  Inventory                                                                                 51,367            55,963
                                                                                      ------------      ------------

      Total current assets                                                                 455,761           364,944

PROPERTY AND EQUIPMENT:
  Office equipment                                                                         131,773           131,497
  Less accumulated depreciation                                                            (24,958)          (20,141)
                                                                                      ------------      ------------

      Total property and equipment                                                         106,815           111,356

INVESTMENTS                                                                              1,303,782         1,303,782

OTHER ASSETS, Net                                                                          424,593           349,382
                                                                                      ------------      ------------

TOTAL                                                                                 $  2,290,951      $  2,129,464
                                                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                    $  1,098,190      $    914,074
  Accrued expenses                                                                         177,752           204,521
  Notes payable and subordinated debentures                                                500,000                --
                                                                                      ------------      ------------

      Total current liabilities                                                          1,775,942         1,118,595

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Series A preferred stock - $.001 par value 1,000,000 shares authorized,
    513,266 issued and outstanding ($20,530,640 involuntary liquidation preference)            513               513
  Common stock - $.001 par value 50,000,000 shares authorized;
    13,504,096 shares issued and outstanding at March 31, 2001 and
    December 31, 2000                                                                       13,504            13,504
  Additional paid-in capital                                                            16,036,447        16,036,447
  Accumulated deficit                                                                  (15,535,455)      (15,039,595)
                                                                                      ------------      ------------

      Total stockholders' equity                                                           515,009         1,010,869
                                                                                      ------------      ------------

TOTAL                                                                                 $  2,290,951      $  2,129,464
                                                                                      ============      ============

See accompanying notes to consolidated financial statements (unaudited)

--------------------------------------------------------------------------------

MEDIQUIK SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

--------------------------------------------------------------------------------
                                                Three Months        Three Months
                                                    ended              ended
                                                  March 31,           March 31,
                                                    2001                2000

SALES                                           $    614,983        $   321,929

COST OF SALES                                        434,650            277,663
                                                ------------        -----------

GROSS PROFIT                                         180,333             44,266

OPERATING EXPENSES:
  Salaries - officers                                 91,768            103,000
  Consulting fees                                     34,967            170,083
  Other                                              547,921            291,351
                                                ------------        -----------

      Total operating expenses                       674,656            564,434
                                                ------------        -----------

LOSS FROM OPERATIONS                                (494,323)          (520,168)

OTHER INCOME (EXPENSE):
  Interest expense                                    (1,537)            (3,119)
                                                ------------        -----------

      Total other (expense) income                     1,537             (3,119)
                                                ------------        -----------

NET LOSS                                        $   (495,860)       $  (523,287)
                                                ============        ===========

BASIC AND DILUTED LOSS PER SHARE                $      (0.04)       $     (0.09)
                                                ============        ===========

BASIC WEIGHTED-AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        13,504,096          6,155,710
                                                ============        ===========

DILUTED WEIGHTED-AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        13,504,096          6,155,710
                                                ============        ===========

See accompanying notes to consolidated financial statements (unaudited)

--------------------------------------------------------------------------------

MEDIQUIK SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------
                                                      Three Months  Three Months
                                                         Ended         Ended
                                                        March 31,     March 31,
                                                          2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(495,860)    $(523,287)
  Adjustment for noncash transactions:
    Common stock and warrants issued for services             --       217,749
    Depreciation and amortization                         12,116        15,373
    Provision for losses on accounts receivable           42,448        24,934
  Net changes in assets and liabilities:
    Accounts receivable                                 (144,540)     (187,868)
    Inventory                                              4,596        (7,091)
    Accounts payable                                     184,116       329,116
    Accrued expenses                                     (26,769)     (158,941)
    Other assets                                         (82,510)           --
                                                       ---------     ---------

        Net cash used in operating activities           (506,403)     (290,015)
                                                       ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Capital expenditures                                      (276)         (478)
                                                       ---------     ---------

        Net cash used in investing activities               (276)      (74,601)
                                                       ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                          --       270,000
  Proceeds from sales of interests in subsidiary              --         8,000
  Proceeds from Ball/MiraQuest transactions              500,000            --
                                                       ---------     ---------

        Net cash provided by financing activities        500,000       278,000
                                                       ---------     ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (6,679)      (12,493)

CASH AND CASH EQUIVALENTS, Beginning of period            18,649        47,424
                                                       ---------     ---------

CASH AND CASH EQUIVALENTS, End of period               $  11,970     $  34,931
                                                       =========     =========

SUPPLEMENTAL CASH FLOW DISCLOSURES -
  Interest paid                                        $  12,523     $  26,365

NONCASH TRANSACTIONS:
  Shortterm debt issued for purchase of software       $      --       101,195
  Return to vendor of software package                        --     $  13,500

See accompanying notes to consolidated financial statements (unaudited)

--------------------------------------------------------------------------------

MEDIQUIK SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

      The interim consolidated condensed financial statements and notes thereto of MediQuik Services, Inc. and its subsidiary (collectively, the "Company" or "MediQuik") have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the accompanying financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures presented herein are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

2. INVESTMENTS/EQUITY TRANSACTIONS

      In the year 2000, the Company exchanged 7,048,996 shares of its common stock, 513,266 shares of its Series A preferred stock convertible into 10,265,328 shares of its common stock, and a warrant for 650,000 shares of its common stock exercisable at $ 0.60 each, for 7,251,600 membership units of MiraQuest which represented an approximate 17% ownership in the membership units of MiraQuest. and $2,000,000 in cash. The membership units in MiraQuest were valued by an independent appraisal at $9,200,000, at September 1, 2000, the effective date of the transaction, and were recorded at that value. However, in the fourth quarter of 2000, in accordance with Statements of Financial Account Standards No. 121 "Accounting for the Impairment of Long-Lived Asses and Long-Lived Assets to be Disposed of", the Company recognized an impairment of $7,800,000 in its investment in MiraQuest membership units due to a permanent decline in value of a major MiraQuest subsidiary. The MiraQuest subsidiary failed to obtain necessary financing and has ceased its operations. MiraQuest has determined the fair market value of its investment in the subsidiary was zero. The Company's impairment was determined based on its pro rata share of the impairment.

Additionally, the Company reduced its investment in MiraQuest membership units in the amount of $96,218 for the Company's share of the net loss recognized by MiraQuest for the three months ended December 31, 2000, the period in which the Company owned the membership units.

      The Company appointed a committee to study the possibility of restructuring the MiraQuest transaction in February, 2001. A plan to partially reverse the original transaction (the "Plan") was approved by both boards on April 20, 2001. The Plan, as currently stated, would result in (i) the Company's redemption of all of its currently outstanding preferred shares; (ii) the Company's return of all of its membership units of MiraQuest; (iii) an additional cash equity contribution of $500,000 from MiraQuest to the Company;
(iv) the restructuring of the Company's note and warrants to Ball Investors, LLC, an affiliate of MiraQuest, as well as restructuring the Company's indebtedness to a third-party vendor; (v) MiraQuest's agreement to sell back to the Company a number of the Company's common shares for nominal consideration once another capital partner is found for the Company; and (vi) MiraQuest's agreement to relinquish control of the Company's board of directors at the next annual shareholder's meeting. The result of the Plan would be for MiraQuest to retain approximately 30% equity ownership of the Company. The Company expects the Plan to be completed by June 30, 2001.

      In the first quarter of 2000, in connection with a private stock offering, the company received $270,000 and issued 135,000 shares of common stock and warrants to purchase 270,000 shares of common stock at $2.00 per share. In the first quarter of 2001, in connection with the Ball Note borrowing of $500,000, the Company issued warrants to purchase2,680,965 shares of common stock at $0.373 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

      This management discussion and analysis contains forward-looking statements as indicated by the use of words like "expects", "believes", and "anticipates" and other similar words and phrases. Such statements reflect management's current view of future financial performance based on certain assumptions, risks, and uncertainties. If any assumptions, risks, uncertainties, or unanticipated outside factors change or occur, such changes may have a material impact on actual financial results. The Company is under no obligation to revise any such forward-looking statements contained herein. Readers are cautioned to not place undue reliance on any forward-looking statements contained in this discussion.

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

Plan of Operation

      We intend to grow by acquiring additional managed care customers, increasing our market penetration of the plans we already service, and by seeking additional strategic partners through acquisitions or merger. At the same time, we will seek efficiencies of volume, increased customer service through information technology implementation, and securing the financial resources to implement purchasing and delivery cost reductions. We have reduced expenses by a reduction in force and by salary reductions, and have increased participation in the incentive stock option plan by including all employees and increasing the amounts of shares covered.

Liquidity and Capital Resources

      Our principal cash requirements to date have been to fund working capital in order to support growth of net sales. Because revenue from operations has been inadequate to completely fund these requirements, we have supplemented our revenue from operations with proceeds from private offerings of securities, loans and extensions of credit from vendors in order to meet working capital requirements, and the MiraQuest transaction. We have instituted cost saving measures, including a reduction in force and salary reductions. We have implemented a stock incentive program to align employee and company goals and reward outstanding performance. We anticipate that as revenue from sales to managed care plans increases, we will be able to satisfy all of our funding requirements for operations from such revenue, however, we cannot assure you that this will be the case. We had an aggregate of $11,970 in cash as of March 31, 2001.

      We had no debt outstanding as of December 31, 2000. We have accrued wages of approximately $45,000 primarily to directors, officers, and insiders who are our significant shareholders. We expect to pursue additional equity and debt financing to meet future working capital requirements.

      In February of 2001, our Board of Directors appointed a Transaction Review Committee (the "Committee") to study alternative methods of restructuring the MiraQuest transaction in order to allow us to better seek additional equity and debt financing. On April 20, 2001, the Boards of Directors of both the Company and MiraQuest approved a plan (the "Plan") to partially reverse the Stock Purchase Agreement closed on September 29, 2000. The Plan includes; (i) the Company's redemption of all its outstanding preferred shares; (ii) the return by MediQuik to MiraQuest of all its membership units; (iii) the restructuring of the Ball loan to an equity position; (iv) an additional cash equity contribution of $500,000 from MiraQuest to the Company; (v) MiraQuest's agreement to sell back for a nominal amount a number of shares of the Company's common stock necessary to reduce MiraQuest's equity ownership to approximately 30% once a new capital partner is found for the Company; and (vi) MiraQuest's agreement to relinquish its nominal control of the Company's Board of Directors at the next annual shareholders meeting. On April 23, 2001, the Committee proposed a formula for a partial reversal of the transaction (the "Plan"), and a quorum of the Board of Managers of MiraQuest Ventures, LLC, ratified, approved, and adopted the plan. On the same day, a quorum of the Board of Directors of MediQuik Services, Inc. also ratified, approved, and adopted the Plan. In general, the Plan calls for an additional investment by MiraQuest of $500,000, conversion of the Ball Note to an equity investment, exchange of the MiraQuest units owned by MediQuik for all of the MediQuik Preferred Stock and part of the MediQuik common stock held by MiraQuest, and surrender of MiraQuest's control of the MediQuik Board of Directors later in 2001. Further equity investments, mergers or acquisitions, or debt secured by us would result in the reduction of MiraQuest's ownership to below 30%. The Plan is expected to be finalized by June 30, 2001. As of June 6, 2001, the Company had received $490,000 of the $500,000 equity contribution by MiraQuest contemplated by the Plan.

      Accounts receivable are primarily derived from payments due to us by managed care plans, insurance companies, and government programs. As revenues increase, we expect working capital requirements to increase. Standard medical billing cycles for managed care plans average between 45-60 days. We expect to experience similar billing cycles as direct managed care plan business increases.

      In December 1999, we began raising money from investors through a private offering of securities at a price of $2.00 per unit, which included one share of MediQuik common stock and two warrants to purchase a share of common stock exercisable at $2.00 per share. We raised a total of $532,500 through the offering's expiration in August of 2000.

      On January 24, 2001, the Company obtained a loan from Ball Investors, LLC ("Ball"), which is a related party to MiraQuest. The loan has a principle amount of $500,000, and requires quarterly interest payments, with a term of 24 months, and included a requirement that Ball be given two seats on the MediQuik Board as well as warrants to purchase MediQuik shares and conversion rights, thus giving MiraQuest and its affiliates the ability to appoint 6 of the eleven members of the Board. See Note 2 (Investments/Equity Transactions) to the financial statements for a discussion of the MiraQuest transaction and the proposed restructuring, including the Ball Note.

Results of Operations

      We are expanding through internal sales growth and we plan to conduct strategic acquisitions to further fuel growth and accelerate the time to market of additional planned services. During 1998 and 1999, we established: (i) corporate marketing and fulfillment operations; (ii) contractual relationships with product manufacturers; (iii) contractual relationships with specialty service providers; (iv) contractual relationships with insurance payors and provider networks; (v) contractual relationship with a pharmacy products distribution company; and (vi) initial patient enrollment and fulfillment operations. During 1999, we expanded our sales efforts, signing 6 new diabetes management contracts. In 2000, we continued our development of these programs, and began to offer pharmacy fulfillment as an adjunct service to medical supply fulfillment. In October 2000, we conducted a test marketing campaign using mass media, and are evaluating the results. In April of 2001, we implemented our information technology platform to track all aspects of our customer service function, from ordering to fulfillment to tracking of surveys, results, and scheduling of other services.

Revenue from Operations

      Total revenue of $614,983 for the quarter ended March 31, 2001 grew by 91% from $321,929 for the same quarter of 2000. Revenue growth was derived from diagnostic, supply, and pharmaceutical sales to managed care plans, providers and patients. We are currently deriving the majority of our revenues through direct sales to managed care plans. We expect to realize improvement in gross margin percentages with increased direct managed care plan revenues which include disease management services. Cash flow from operations has not been sufficient to fund all our operating activities to date.

      MediQuik has received patients primarily through agreements with managed care plans and provider networks. Although management believes that patient referrals generated through the managed care plans should increase, we intend to pursue direct marketing and government programs to increase our sales in the future. We cannot assure you that such efforts will result in increased patient sales.

Gross Profit

      Gross profit was $180,333 or 29% of revenue, for the 3 months ended March 31, 2001, representing a gross profit increase of 307%. Gross profit was derived from diagnostic product sales to managed care payors and patients, as well as pharmaceutical sales and disease management tools . While the medical supply gross profit percentage is the result of volume purchase discounts, and the disease management tools' gross profit margin is high as a function of volume versus development costs, the pharmaceutical gross profit percentage is much smaller due to outsourcing fulfillment to a licensed provider. We expect increases in overall gross profit percentage in the future with increased disease management tools sales to managed care plans, medical supply volume purchasing increases, and increased sales of non-medical, higher margin products to our customer base offsetting the lower-margin pharmaceutical sales, although we cannot assure you that our overall gross profit percentage will so increase.

Operating Expenses/Loss From Operations/Net Loss

      Operating expenses of $674,656 for the 3 months ended March 31, 2001, increased by 20% over the comparable period in 2000. The loss from operations for the quarter decreased by 5% from $522,287 to $495,860, attributable to the increased gross profit percentage and the operating expense decrease. The net loss also declined by 5% for the comparable period. We expect the net loss to decrease with increased revenues and gross profits from business operations, and with the restructuring of the MiraQuest transaction under the plan adopted by the Boards of Directors of both companies (see "Liquidity and Capital Resources"), although we cannot assure you that this will be the case. ChronicRX.com had a no activity for the quarter, and had a deficiency in net assets.

                                   * * * * * *

                          PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      A.    Exhibits

            Exhibit No.        Description of Exhibit
            -----------        ----------------------

            *(b)(3)(i)         Certificate of Incorporation of MediQuik

            *(b)(3)(ii)        Bylaws of MediQuik

            *(b)(16)           Letter On Change in Certifying Accountant

            *Previously filed with the Commission

      B.    Reports on Form 8-K

      A current report on Form 8-K was filed with the Securities and Exchange Commission on June 1, 2001, reporting that MediQuik terminated Deloitte & Touche, LLP and retained Malone & Bailey, PLLC as its independent accountants. The Form 8-K was amended on Form 8-K/A to include Deloitte & Touche's Letter On Change in Certifying Accountant and filed with the Securities and Exchange Commission on June 15, 2001.

                                    PART III.

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 15, 2001                     MediQuik Services, Inc.


                                        By: /s/ Robert Teague
                                        ----------------------------------------
                                        Robert Teague,
                                        Chief Executive Officer and Chairman of
                                        the Board