Form 10QSB
period 2001-06-30
MEDIQUIK SERVICES INC
filed 2001-08-20
CIK 1062564

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    |X|    Quarterly report under Section 13 or 15(d) of the Securities Exchange
             Act of 1934
           For the quarterly period ended: 6/30/01

    |_| Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ____________ to ____________

           Commission file number 0-27123

                             MEDIQUIK SERVICES, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                      74-2876711
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
  Incorporation or Organization)

                                 4299 San Felipe
                                    Suite 300
                              Houston, Texas 77027
                    (Address of Principal Executive Offices)

                                 (832) 200-7000
                (Issuer's Telephone Number, Including Area Code)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|
No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,026,528 as of July 31, 2001

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|


                                                                         1 of 13

                             MEDIQUIK SERVICES, INC.

                                                                            Page

PART I.     FINANCIAL INFORMATION

      Item 1. Unaudited Financial Statements.

            Consolidated Condensed Balance Sheets
              June 30, 2001, and December 31, 2000                             3

            Consolidated Condensed Statements of Operations
              Three and Six Months Ended June 30, 2001, and 2000               4

            Consolidated Condensed Statements of Cash Flows
              Three and Six Months Ended June 30, 2001 and 2000                5

            Notes to Consolidated Condensed Financial Statements               6

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                             7

PART II.    OTHER INFORMATION

      Item 1. Legal Proceedings.                                              10

      Item 2. Changes in Securities.                                          10

      Item 5. Other Information.                                              10

      Item 6. Exhibits and Reports on Form 8-K                                11


                                                                         2 of 13

                          PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MEDIQUIK SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                                        June 30,         December 31,
ASSETS                                                                                    2001               2000
                                                                                       (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                           $    115,750      $     18,649
  Accounts receivable, net of allowance of $394,242 and $351,794, respectively             386,715           290,332
  Inventory                                                                                 33,305            55,963
                                                                                      ------------      ------------

      Total current assets                                                                 535,770           364,944

PROPERTY AND EQUIPMENT:
  Office equipment                                                                         131,773           131,497
  Less accumulated depreciation                                                            (29,775)          (20,141)
                                                                                      ------------      ------------

      Total property and equipment                                                         101,998           111,356

INVESTMENTS                                                                              1,303,782         1,303,782

OTHER ASSETS, Net                                                                          444,055           349,382
                                                                                      ------------      ------------

TOTAL                                                                                 $  2,385,605      $  2,129,464
                                                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                    $    892,312      $    914,074
  Accrued expenses                                                                         176,340           204,521
  Notes payable and subordinated debentures                                              1,000,000                --
                                                                                      ------------      ------------

      Total current liabilities                                                          2,068,652         1,118,595

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Series A preferred stock - $.001 par value 1,000,000 shares authorized,
    513,266 issued and outstanding ($20,530,640 involuntary liquidation preference)            513               513
  Common stock - $.001 par value 50,000,000 shares authorized;
    13,504,096 shares issued and outstanding at March 31, 2001 and
    December 31, 2000                                                                       13,504            13,504
  Additional paid-in capital                                                            16,036,447        16,036,447
  Accumulated deficit                                                                  (15,733,511)      (15,039,595)
                                                                                      ------------      ------------

      Total stockholders' equity                                                           316,953         1,010,869
                                                                                      ------------      ------------

TOTAL                                                                                 $  2,385,605      $  2,129,464
                                                                                      ============      ============

See accompanying notes to consolidated financial statements (unaudited)


--------------------------------------------------------------------------------
                                                                         3 of 13

MEDIQUIK SERVICES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                          Three Months                        Six Months
                                                             Ended                               Ended
                                                            June 30,                            June 30,
                                                -------------------------------    -------------------------------
                                                     2001                2000           2001                2000
SALES                                           $    595,663        $   385,540    $  1,210,645        $   707,469

COST OF SALES                                        366,403            300,964         801,053            578,627
                                                ------------        -----------    ------------        -----------

      Gross Profit                                   229,260             84,576         409,592            128,842

OPERATING EXPENSES:
  Salaries - officers                                 58,500            218,772         150,268            252,475
  Consulting fees                                      8,924            141,981          43,891            310,689
  Other                                              360,826            509,175         908,747            871,197
                                                ------------        -----------    ------------        -----------

      Total operating expenses                       428,250            869,928       1,102,906          1,434,361
                                                ------------        -----------    ------------        -----------

LOSS FROM OPERATIONS                                (198,900)          (785,352)       (693,314)        (1,305,519)

OTHER INCOME (EXPENSE):
  Interest income                                      1,137                              1,137
  Other income
  Interest expense                                      (204)            (2,273)         (1,740)            (5,392)
                                                ------------        -----------    ------------        -----------

      Total other (expense) income                       933             (2,273)           (603)            (5,392)
                                                ------------        -----------    ------------        -----------

NET LOSS                                        $   (198,057)       $  (787,625)   $   (693,917)       $(1,310,911)
                                                ============        ===========    ============        ===========

BASIC AND DILUTED LOSS PER SHARE                $      (0.01)       $     (0.12)   $      (0.05)       $     (0.21)
                                                ============        ===========    ============        ===========

BASIC WEIGHTED-AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        13,504,096          6,315,204      13,504,096          6,235,457
                                                ============        ===========    ============        ===========

DILUTED WEIGHTED-AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        13,504,096          6,615,204      13,504,096          6,235,457
                                                ============        ===========    ============        ===========

See accompanying notes to consolidated financial statements (unaudited)


--------------------------------------------------------------------------------
                                                                         4 of 13

MEDIQUIK SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
                                                              Six Months
                                                                 Ended
                                                                June 30,
                                                        -----------------------
                                                          2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(693,917)  $(1,310,911)
  Adjustment for noncash transactions:
    Common stock and warrants issued for services             --       228,249
    Depreciation and amortization                         24,233        27,705
    Provision for losses on accounts receivable           71,583       111,273
  Net changes in assets and liabilities:
    Accounts receivable                                 (167,967)     (287,612)
    Inventory                                             22,658       (84,782)
    Accounts payable                                     (21,762)      872,330
    Accrued expenses                                     (28,181)     (356,679)
    Other assets                                        (109,270)           --
                                                       ---------     ---------

        Net cash used in operating activities           (902,623)     (800,427)
                                                       ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Capital expenditures                                      (276)      (39,716)
                                                       ---------     ---------

        Net cash used in investing activities               (276)      (74,601)
                                                       ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of indebtness                                     --       (85,000)
  Proceeds from sale of common stock                          --       317,500
  Proceeds from sales of interests in subsidiary              --         8,000
  Proceeds from Ball/MiraQuest transactions            1,000,000       700,000
                                                       ---------     ---------

        Net cash provided by financing activities      1,000,000       940,500
                                                       ---------     ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      97,101       100,357

CASH AND CASH EQUIVALENTS, Beginning of period            18,649        47,424
                                                       ---------     ---------

CASH AND CASH EQUIVALENTS, End of period               $ 115,570     $ 147,781
                                                       =========     =========

SUPPLEMENTAL CASH FLOW DISCLOSURES -
  Interest paid                                        $   1,740     $   5,395

NONCASH TRANSACTIONS:
  Shortterm debt issued for purchase of software       $      --       101,195
  Return to vendor of software package                        --     $  13,500
  Stock issued to minority shareholders of
    Chronic RX for their 20% interest                         --       115,330

See accompanying notes to consolidated financial statements (unaudited)


                                                                         5 of 13

MEDIQUIK SERVICES, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
June 30, 2001
--------------------------------------------------------------------------------

A.  BASIS OF PRESENTATION

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

B.  INVESTMENTS/EQUITY TRANSACTIONS

      In the first quarter of 2000, in connection with a private stock offering, the Company received $270,000 in exchange for the issuance of 135,000 shares of common stock and warrants to purchase 270,000 shares of common stock at $2.00 per share.

      On June 30, 2000, the Company exchanged 7,048,996 shares of its common stock, 513,266 shares of its Series A preferred stock convertible into 10,265,328 shares of its common stock, and a warrant for 650,000 shares of its common stock exercisable at $ 0.60 each, for 7,251,600 membership units of MiraQuest Ventures, LLC, an Idaho limited liability company ("MiraQuest") and $2,000,000 in cash (the "MiraQuest Transaction"). The membership units of MiraQuest, which represented approximately 17% of the outstanding membership units of MiraQuest, were valued by an independent appraisal at $9,200,000 as of September 1, 2000, and were recorded at that value.

      In the first quarter of 2001, the Company entered a Loan Agreement with Ball Investors, LLC under which the Company borrowed $500,000 and issued warrants to purchase 2,680,965 shares of common stock at $0.373 per share (the "Ball Loan").


                                                                         6 of 13

      On April 20, 2001, pursuant to the recommendations of the Committee appointed in February, 2001, the Boards of both the Company and MiraQuest approved a plan (the "Plan") to partially reverse the MiraQuest Transaction, subject to future documentation. Subsequently, in the second quarter of 2001, the Company received a $500,000 cash equity contribution from MiraQuest and issued a convertible debenture (the "Convertible Debenture") to MiraQuest in that amount under an Equity Investment Agreement and a Convertible Debenture Agreement (the "Agreements".) Under the Agreements, upon the completion of the Plan, the Convertible Debenture would be converted to equity by the issuance of 1,785,714 shares of Mediquik common stock and warrants to purchase 5,357,142 shares of MediQuik common stock at $0.28 per share to MiraQuest.

      Effective July 27, 2001, the Company, MiraQuest, Ball Investors, LLC, and the Allen and Connie Ball Living Trust entered a Partial Transaction Reversal Agreement to restructure the MiraQuest Transaction, the Ball Loan and certain other indebtedness of the Company (the "Restructure Transaction"). The net effect of the Restructure Transaction immediately following the closing was to reduce the carrying value of liabilities by $1,090,000, the carrying value of long-term assets by $1,303,782, and paid in capital by the net difference of $303,782. Total shares of common stock outstanding was reduced from 23,769,416 shares (on a fully diluted basis) to 11,026,528 (on a fully diluted basis) and MiraQuest's ownership of the company was reduced from 17,314,316 shares on a fully diluted basis (73%) to 4,571,428 common shares on a fully diluted basis (41%).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

      This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as indicated by the use of words like "expects", "believes", and "anticipates" and other similar words and phrases. Such statements reflect management's current view of future financial performance based on certain assumptions, risks, and uncertainties. If any assumptions, risks, uncertainties, or unanticipated outside factors change or occur, such changes may have a material impact on actual financial results. The Company is under no obligation to revise any such forward-looking statements contained herein. Readers are cautioned to not place undue reliance on any forward-looking statements contained in this discussion.

Overview and History

      MediQuik is a healthcare services company specializing in the delivery of disease management programs to chronically ill patients directly, on behalf of managed care payors, and through federal and state government programs.

      Our business was organized on April 7, 1998, and began full-time operations in July 1998, as MediQuik Services, Inc. ("Old MediQuik"). Effective December 31, 1998, Old MediQuik merged with and into Cash Flow Marketing, Inc., with Cash Flow Marketing, Inc. as the surviving corporation. Cash Flow Marketing, Inc. changed its name to MediQuik Services, Inc. immediately following the merger. This transaction has been treated as a capital transaction


                                                                         7 of 13
in substance rather than a business combination. Accounting treatment is similar to a reverse acquisition but no goodwill and/or intangibles have been recorded. As a result, Old MediQuik is considered the accounting acquirer for financial statement purposes. Our financial statements for periods prior to January 1, 1999, are the financial statements of Old MediQuik, not Cash Flow Marketing, Inc.

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

      We offer comprehensive disease monitoring and maintenance solutions by providing pharmacy and diagnostic products, disease education, adherence review and reporting, and personal health resources via the U.S. Mail, telephone and the Internet. We provide a complete line of blood glucose monitoring systems, testing strips, lancets, swabs, insulin pumps, compliance and wound care products for diabetes patients. We are adding new products and services, both to complement existing disease management programs and also to offer a range of supplemental or convenience items through our delivery systems. MediQuik is focused on delivering high quality products and services to chronic disease patients, whether individually, through government programs, direct to the employer, or for insurance organizations that bear the primary financial risk for healthcare treatment. MediQuik also works directly with health maintenance organizations (HMOs), preferred provider organizations (PPOs), self-insured companies and other third-party payors (TPAs) in an effort to enhance the quality of life for chronically ill patients and improve the financial outcomes for managed care payors. We also provide billing and collection activities to assist patients in recovering the cost of the Company's services from healthcare plans.

Plan of Operation

      We intend to grow by acquiring additional managed care customers, increasing our market penetration of the plans we already service, and by seeking additional strategic partners through acquisitions or merger. At the same time, we will seek efficiencies through increases in sales volume, improvements in customer service through information technology implementation, and purchasing and delivery cost reductions. We have reduced periodic expenses by a reduction in force and by salary reductions, and have increased participation in the incentive stock option plan by including all employees and increasing the amounts of shares covered.


                                                                         8 of 13

Liquidity and Capital Resources

      Our principal cash requirements to date have been to fund working capital in order to support growth of net sales. Because revenue from operations has been inadequate to completely fund these requirements, we have engaged in private offerings of securities, loans, extensions of credit from vendors, and the MiraQuest Transaction to provide the necessary working capital and have instituted cost saving measures, including a reduction in force and salary reductions. We anticipate that as revenue from sales to managed care plans increases, we will be able to satisfy all of our working capital requirements from such revenue, however, we cannot assure you that this will be the case. We believe the systems and cost structure in place now give us a significant opportunity to capitalize on increased volume.

      Until we are able to fund our working capital needs from internal sources, we expect to pursue additional equity and debt financing to meet future working capital requirements. To attract additional investors or merger partners, MiraQuest agreed in the Restructure Transaction to sell, and the Company agreed to purchase, sufficient shares of the Company's common stock and warrants owned by MiraQuest to reduce MiraQuest's total ownership in MediQuik to 3,604,956 common shares. We are focusing our third quarter efforts on increasing volume, operating efficiencies, cash control and securing the financial resources to take advantage of this opportunity.

Results of Operations

      Revenues increased $210,123 (55%) for the second quarter and $503,176 (71%) for the first six months of 2001 compared to the same periods for the prior year. This improvement is primarily the result of an increase in the number of clients served through managed care plans and the amount of goods and services sold per client.

      Cost of goods sold decreased to 61.5% of sales for the second quarter and 66.2% of sales for the first six months of 2001 compared to 78.1% of sales and 81.8% of sales, respectively, for the same periods in 2000. As a result, gross profits increased by $144,684 (171%) for the second quarter and $280,750 (218%) for the first six months of 2001 compared to 2000. The gross margin available on sales of medical supplies is relatively high because of volume buying discounts. The gross margin available on sales of pharmacology products is relatively low because of the cost of outsourcing fulfillment to a licensed provider. The gross margin on sales of disease management tools is relatively high but sales of these products do not make up a substantial part of our revenues. The decline in cost of goods sold and improvement in gross profits for both the three and six months ended June 30, 2001, is the result of increased sales of medical supplies as a percentage of the total products supplied to our clients, bringing the order fulfillment function in house, and improved purchasing practices.

      Operating expenses decreased $441,678 (51%) for the second quarter and $331,455 (23%) for the first six months of 2001 compared to 2000. This reduction in the second quarter reflects the salary and personnel reductions that were implemented in the last fiscal year and were partially offset during the first quarter of 2001 by unusual legal and accounting expenses.


                                                                         9 of 13

The increase in sales and gross profit margins coupled with the reduction in operating expenses resulted in a reduction in the net loss from operations of $586,362 (75%) for the second quarter and $612,205 (47%) for the first six months of 2001 compared to the same periods of 2000l. Other income was $933 during the second quarter and other expense was $603 during the first six months of 2001 compared to other expense of $2,273 and $5,392, respectively, for the same periods of 2000. Net loss for the second quarter improved to $198,057 ($.01 per share) for the second quarter of 2001 compared to $787,625 ($.12 per share) for the second quarter of 2000. Net loss for the first six months of 2001 improved to $693,917 ($.05 per share) compared to $1,310,911 ($.21 per share) for the first six months of 2000.


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      The Company is a defendant in a suit filed by Bayer Corporation on December 6, 2000, in the United States District Court, Southern District of Texas seeking damages in excess of $75,000 for alleged breaches of a distribution agreement relating to diagnostic products for diabetes care. We are vigorously defending the claims by Bayer Corporation and pursuing a counterclaim for damages. We are not able to predict the outcome or estimate the loss, if any, that may result from this matter and have made no reserves on the Company's financial statements. An adverse decision in this matter would adversely affect our financial condition and the results of operations in the period in which it occurs.

Item 2. Changes in Securities.

      The description of the Convertible Debenture and the Restructure Transaction set forth in Note B to the Consolidated Condensed Financial Statements is incorporated herein by reference. The Convertible Debenture and other securities involved in the Restructure Transaction were exempt from registration under Secton 4(2) of the Securities and Act of 1933 as amended.

      In connection with the Restructure Transaction, the Company will issue 4,500 shares of its Series "B" Preferred Stock. Under the rights and preferences of the Series "B" Preferred Stock, such stock has a preferential right to receive distributions of assets over the holders of the Company's common stock to the extent of $20.00 per share.

Item 5. Other Information.

      The description of the Restructure Transaction set forth in Note B to the Consolidated Condensed Financial Statements is incorporated herein by reference.


                                                                        10 of 13

Item 6. Exhibits and Reports on Form 8-K.

      The following are filed as exhibits to this Quarterly Report on Form
      10-QSB:

      2.1 Partial Transaction Reversal Agreement dated July 27, 2001, by and among MediQuik Services, Inc., MiraQuest Ventures, LLC, Ball Investors, LLC, and Allen and Connie Ball Living Trust.

      The following reports on Form 8-K were filed during the three months ended June 30, 2001:

            Form 8-K filed on June 1, 2001 - Item 4. Changes in Registrant's Certifying Accountant

            Form 8-K filed on June 15, 2001 - Item 4. Changes in Registrant's Certifying Accountant

            Form 8-K/A filed on June 29, 2001 - Item 4. Changes in Registrant's Certifying Accountant


                                                                        11 of 13

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MediQuik Services, Inc.


Date: August 17, 2001                    By: /s/ Robert Teague
                                             -----------------------------------
                                             Robert Teague
                                             Chief Executive Officer and
                                                   Chairman of the Board
                                             (principal executive officer and
                                                   principal financial officer)


                                                                        12 of 13

                                  EXHIBIT INDEX

Exhibit                            Description


 2.1 Partial Transaction Reversal Agreement, dated July 27, 2001, by and among MediQuik Services, Inc., MiraQuest Ventures, LLC, Ball Investors, LLC and the Allen and Connie Ball Living Trust


                                                                        13 of 13