Form 10QSB
period 2001-09-30
MEDIQUIK SERVICES INC
filed 2001-11-14
CIK 1062564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: 9/30/01

☐      Transition report under Section 13 or 15(d) of the Exchange Act
        For the transition period from ____________ to ____________

Commission file number 0-27123

MEDIQUIK SERVICES, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	74-2876711
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4299 San Felipe
Suite 300
Houston, Texas 77027
(Address of Principal Executive Offices)

(832) 200-7000
(Issuer's Telephone Number, Including Area Code)

      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,026,628 as of October 31, 2001

      Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

MEDIQUIK SERVICES, INC.
Page
PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
Consolidated Condensed Balance Sheets	3
September 30, 2001, and September 30, 2000
Consolidated Condensed Statements of Operations
Three and Nine Months Ended September 30, 2001, and 2000	4
Consolidated Condensed Statements of Cash Flows
Nine Months Ended September 30, 2001 and 2000	5
Notes to Consolidated Condensed Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	7
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.	9
Item 2. Changes in Securities.	9
Item 3. Defaults Upon Senior Securities.	9
Item 4. Submission of Matters to a Vote of Security Holders.	9
Item 5. Other Information.	9
Item 6. Exhibits and Reports on Form 8-K	9

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MEDIQUIK SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2001	2000
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 15,279	$ 18,649
Accounts receivable, net of allowance of $464,377 and $351,794, respectively	432,975	290,332
Inventory	24,698	55,963

Total current assets	472,952	364,944

PROPERTY AND EQUIPMENT:
Office equipment	131,773	131,497
Less accumulated depreciation	(34,592)	(20,141)

Total property and equipment	97,181	111,356

INVESTMENTS	-	1,303,782

OTHER ASSETS, Net	413,339	349,382

TOTAL	$ 983,472	$ 2,129,464

LIABILITIES AND STOCKHOLDERS- EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 880,573	$ 914,074
Accrued expenses	52,298	204,521
Notes payable and subordinated debentures	-	-

Total current liabilities	932,871	1,118,595

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS-EQUITY:
Series A preferred stock - $.001 par value 513,266 shares authorized, 513,266 issued and outstanding as of December 31, 2000, and 0 issued and outstanding as of September 30, 2001 ($20,530,640 involuntary liquidation preference)

	-	513
Series B preferred stock - $.001 par value 4,500 shares authorized, 0 issued and outstanding as of December 31, 2000, 4,500 issued and outstanding as of September 30, 2001 ($90,000 liquidation preference)

	5	-
Common stock - $.001 par value 50,000,000 shares authorized; 11,026,628 and 13,504,096shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively

	11,027	13,504
Additional paid-in capital	15,952,212	16,036,447
Accumulated deficit	(15,912,643)	(15,039,595)

Total stockholders' equity	50,601	1,010,869

TOTAL	$ 983,472	$ 2,129,464

The accompanying notes are an integral part of these consolidated financial statements.
MEDIQUIK SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2001	2000	2001	2000

SALES	$ 690,232	$ 520,028	$ 1,900,878	$ 1,227,497

COST OF SALES	452,812	326,879	1,253,865	905,506

Gross profit	237,420	193,149	647,013	321,991

OPERATING EXPENSES:
Salaries - officers	53,775	100,106	204,043	352,581
Consulting fees	17,225	81,597	61,116	392,286
Other	345,451	543,452	1,254,199	1,414,649

Total operating expenses	416,451	725,155	1,519,358	2,159,516

LOSS FROM OPERATIONS	(179,031)	(532,006)	(872,345)	(1,837,525)

OTHER INCOME (EXPENSE):
Interest income	153		1,290
Interest expense	(252)	(406)	(1,993)	(5,798)

Total other (expense) income	(99)	(406)	(703)	(5,798)

NET LOSS	$ (179,130)	$ (532,412)	$ (873,048)	$(1,843,323)

BASIC AND DILUTED LOSS PER SHARE
	$ (0.01)	$ (0.08)	$ (0.06)	$ (0.29)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	13,504,096	6,471,414	13,504,096	6,345,522

The accompanying notes are an integral part of these consolidated financial statements.
MEDIQUIK SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months
	Ended
	September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (873,048)	$ (1,843,323)
Adjustment for noncash transactions:
Common and Preferred stock, options, and warrants issued for goods and services	216,560	228,249
Depreciation and amortization	66,349	32,852
Provision for losses on accounts receivable	112,584	196,273
Net changes in assets and liabilities:
Accounts receivable	(255,225)	(391,557)
Inventory	31,265	(67,808)
Accounts payable	(33,501)	759,598
Accrued expenses	(152,223)	(421,004)
Other assets	(115,855)	(16,254)

Net cash used in operating activities	(1,003,094)	(1,522,974)

CASH FLOWS FROM INVESTING ACTIVITIES -
Capital expenditures	(276)	(152,929)
Investment in MiraQuest Ventures, LLC	-	(5,980,001)

Net cash used in investing activities	(276)	(6,132,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of indebtedness		(85,000)
Proceeds from Borrowing	-	101,195
Proceeds from sale of common stock	-	317,500
Proceeds from sales of interests in subsidiary	-	8,000
Proceeds from Ball/MiraQuest transactions	1,000,000	7,280,001

Net cash provided by financing activities	1,000,000	7,621,696

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,370)	(34,208)

CASH AND CASH EQUIVALENTS, Beginning of period	18,649	47,424

CASH AND CASH EQUIVALENTS, End of period	$ 15,279	$ 13,216

The accompanying notes are an integral part of these consolidated financial statements.

MEDIQUIK SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited)

September 30, 2001

A. BASIS OF PRESENTATION

      The interim consolidated financial statements and notes thereto of MediQuik Services, Inc. and its subsidiary (collectively, the "Company" or "MediQuik") have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the accompanying financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures presented herein are adequate to make the information not misleading. The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

      The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year.

B. INVESTMENTS/EQUITY TRANSACTIONS

      Effective July 27, 2001, the Company, MiraQuest Ventures, LLC ("MiraQuest"), Ball Investors, LLC ("Ball Investors"), and the Allen and Connie Ball Living Trust ("Ball Trust") entered a Partial Transaction Reversal Agreement to restructure certain stock exchange and loan transactions between the Company and MiraQuest, Ball Investors, and Ball Trust (the "Restructure Transaction"). The net effect of the Restructure Transaction immediately following the closing was to reduce the carrying value of liabilities by $1,000,000, the carrying value of long-term assets by $1,303,782, and paid in capital by the net difference of $303,782. Total shares of common stock outstanding was reduced from 23,769,416 shares (on a fully diluted basis) to 11,026,528 (on a fully diluted basis) and MiraQuest's ownership of the company was reduced from 17,314,316 shares on a fully diluted basis (73%) to 4,571,428 common shares on a fully diluted basis (41%). In addition, in connection with the Restructure Transaction in the third quarter, the Company issued 4,500 shares of Series B Preferred shares with a liquidating preference of $90,000 for the forgiveness of $90,000 of trade payables, and redeemed the entire 513,266 shares of Series A Preferred Shares previously issued.

      In the Third Quarter of 2001, the Company granted incentive options to employees (qualified) and consultants (non-qualified) pursuant to its Incentive Compensation Plan for 633,333 shares, exercisable over ten years at $0.25 per share. In addition, the Company granted five-year options for the year 2000-2001 Directors in the total amount of 450,000 shares, and 10-year options for the year 2001-2002 Directors in the total amount of 225,000 shares, all at $0.25 per share. The Company also converted $126,560 of accrued salaries into 506,240 10-year options at $0.25 per share, and granted an officer and director 10-year options to purchase 100,000 shares of its stock at $0.25 per share.

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

      Until we are able to fund our working capital needs from internal sources, we expect to pursue additional equity and debt financing to meet future working capital requirements. To attract additional investors or merger partners, the Company has agreed to purchase and MiraQuest Ventures, LLC has agreed to sell, for a nominal amount, sufficient shares of the Company's common stock and warrants owned by MiraQuest to reduce MiraQuest's total ownership in MediQuik to 3,604,956 common shares. Such transaction will take place upon the completion of a capital investment of $3,000,000 (or part thereof) into MediQuik by a third party or parties. We are focusing our fourth quarter efforts on increasing the volume of higher margin medical supplies, reducing the low- or negative-gross margin pharmacy component, increasing operating efficiencies, cash control, and securing the financial resources to take advantage of this opportunity.

Results of Operations

      Revenues increased $170,204 (33%) for the third quarter and $673,381 (55%) for the first nine months of 2001 compared to the same periods for the prior year. This improvement is primarily the result of an increase in the number of clients served through managed care plans and the amount of goods and services sold per client.

      Cost of goods sold decreased to 66% of sales for the first nine months of 2001 compared to 74% in 2000, while the third quarter cost of goods sold increased slightly to 66% versus 63% for the same period in 2000. As a result, gross profits increased by $325,022 (101%) for the nine months and $44,271 (23%) for the third quarter compared to 2000. The gross margin available on sales of medical supplies is relatively high because of volume buying discounts. The gross margin available on sales of pharmaceutical products is relatively low because of the cost of outsourcing fulfillment to a licensed provider. The gross margin on sales of disease management tools is relatively high but sales of these products do not make up a substantial part of our revenues. The decline in cost of goods sold and the resulting improvement in gross profits for the nine months ended September 30, 2001, are the results of increased sales of medical supplies as a percentage of the total products supplied to our clients, bringing the order fulfillment function in house, and improved purchasing practices.

      Operating expenses decreased $308,704 (43%) for the third quarter and $640,159 (30%) for the first nine months of 2001 compared to 2000. This reduction in the third quarter continues to reflect the salary and personnel reductions that were begun in the fourth quarter of the last fiscal year and which were partially offset during the first quarter of 2001 by unusual legal and accounting expenses.

      The increase in sales and gross profit margins coupled with the reduction in operating expenses resulted in a reduction in the net loss from operations of $353,281 (66%) for the third quarter and $970,275 (53%) for the first nine months of 2001 compared to the same periods of 2000. Net loss for the third quarter was reduced to $179,131 ($.01 per share) for the third quarter of 2001 compared to $532,412 ($.12 per share) for the third quarter of 2000. Net loss for the first nine months of 2001 was reduced to $872,345 ($.05 per share) compared to $1,843,323 ($.21 per share) for the first nine months of 2000.

      In October of 2001, a major health plan customer of the Company announced its withdrawal from the Company's market. While the revenues constituted approximately one-third of the Company's business on a net revenue basis, the Company estimates it accounted for approximately 5% to 10% of the gross profits. This was mainly due to the fact that a major portion of the business was pharmacy-related and thus subject to extremely low or negative gross margins, as well as to lower-than average reimbursement rates on medical supply business. The Company has negotiated a separation agreement, and expects to experience a net gain by collecting some billings previously reserved. At the same time, the Company has validated its disease management technology and has negotiated a major health care provider contract which is expected to begin implementation in November.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      The Company is a party defendant and party counter-plaintiff in a civil lawsuit involving the Bayer Corporation that was initially filed on December 6, 2000, in the United States District Court for the Southern District of Texas, Houston Division. Both parties claim breach of certain supply and distribution contracts as to the other. Bayer Corporation seeks compensatory damages of $494,004 while the Company seeks an unspecified amount of damages. The Company has vigorously defended Bayer's claim and continues to pursue its claim against Bayer. We are unable to predict the outcome of the suit or estimate the loss, if any, that may result from this matter and have made no reserves on the Company's financial statements. An adverse decision in this matter would adversely affect our financial condition and the results of operations in the period in which it occurs. This is the only lawsuit to which the Company is a party.

Item 2. Changes in Securities.

      As of July 27, 2001, the Company issued 4,500 shares of its Series "B" Preferred Stock to MiraQuest in connection with the partial reversal of certain stock exchange and loan agreements between the Company, MiraQuest, Ball Investors, and Ball Trusts. Under the rights and preferences of the Series "B" Preferred Stock, such stock has a preferential right to receive distributions of assets over the holders of the Company's common stock to the extent of $20.00 per share. The Series "B" Preferred Stock was acquired for investment purposes in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

      Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not Applicable.

Item 5. Other Information.

      Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits

          None

      (b) Reports on Form 8-K

         None

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MediQuik Services, Inc.

Date: November 14, 2001	By: /s/ Robert Teague
Robert Teague
Chief Executive Officer and
Chairman of the Board
(principal executive officer and
principal financial officer)