Form 10KSB
period 2001-12-31
MEDIQUIK SERVICES INC
filed 2002-04-10
CIK 1062564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                         For the fiscal year ended 12/31/01

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from _________ to ___________

Commission file number 0-27123

                             MEDIQUIK SERVICES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                      74-2876711
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

4299 San Felipe, Suite 300, Houston, Texas.              77027
-------------------------------------------            ----------
 (Address of principal executive offices)              (Zip Code)

Issuer's telephone number (832) 200-7000

Securities registered under Section 12(b) of the Exchange Act:

   Title of each class                 Name of each exchange on which registered
   -------------------                 -----------------------------------------

None

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for its most recent fiscal year. $2,507,740

      State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

      As of March 28, 2002: $1,947,611

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      As of March 31, 2002: 11,061,528 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

               Document                                  Part of Form 10-KSB
               --------                                  -------------------

Proxy Statement for the 2002 Annual Meeting of                 Part III
             Stockholders                               Items 9, 10, 11 and 12

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                             MEDIQUIK SERVICES, INC.

                                                                            Page

PART I

ITEM 1    DESCRIPTION OF BUSINESS                                              4

ITEM 2    DESCRIPTION OF PROPERTY                                             12

ITEM 3    LEGAL PROCEEDINGS                                                   13

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS                  13

PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS            14

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           15

ITEM 7    FINANCIAL STATEMENTS                                                19

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE                        35

PART III

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K                                    37

                                     PART I.

Item 1. Description of the Business

Overview

      MediQuik Services, Inc., DBA SureCare, is a distributed healthcare company. Distributed healthcare is a new term that describes an emerging niche in the healthcare market. Distributed healthcare is disease focused linkage of goods distribution with consumer education and experience while collecting and distributing important clinical outcomes data. Distributed healthcare provides products and benefits both for the healthcare consumer (member) and the healthcare payer. Distributed goods include such items as nonprescription and prescription pharmaceuticals, equipment, testing supplies, educational materials, member monitoring, and consultations. The health care payers include government programs, self-insured, self-administered employers of all sizes, small to moderate sized health insurance companies, small to moderate sized health maintenance organizations, preferred provider organizations, pharmacy benefits managers, and third-party administrators. Our first and only presently offered product is a diabetes self-management program that includes diabetes equipment, supplies, and clinical status questionnaires. As our business matures, we intend to offer other disease- focused products, such as respiratory and congestive heart failure self-management programs.

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

      In October 2000, we developed a direct-to-consumer marketing program and began using the name "SureCare" in our operations. We evaluated the potential of this direct-to-consumer program in 2001 and decided to pursue a strategy of internal growth and development of the managed care market through the distributed healthcare model. We plan to formally change our corporate name to SureCare, Inc. in 2002.

Our Business

      In recent years, the demand for higher quality health care with reduced cost has prompted dramatic changes in the United States health care delivery system. Managed care organizations have emerged to control costs. Today, more than two-thirds of all Americans with private health insurance are enrolled in these plans.

      MediQuik was organized to take advantage of these changes in the delivery of health care. We provide distributed healthcare services to members pursuant to contracts with health care payers. Our services include mail order home delivery of non-prescription pharmaceuticals, equipment, supplies and educational materials, as well as member monitoring and call center services. Our customers include self-pay members, government programs, self-insured and self-administered employers of all sizes, small to moderate sized health maintenance organizations, third-party administrators and preferred provider organizations. By entering into agreements with the health care payers, rather than individual members, we believe that we will be able to obtain a larger member base more rapidly than otherwise. When we enter into a contract with a health care payor we typically then become an approved provider for thousands of members who may select our products and services, ordinarily at a nominal cost to the member. (Co-pay charges typically represent less than 20% of the price of our products and services).

      Generally, we enter into agreements with health care payers which provide that, in consideration of being designated as a plan provider, we will provide services to plan participants at a discounted rate. After a member is enrolled in the program, we ship supplies to their home on a monthly, bimonthly or quarterly basis. We also offer capitated service contracts pursuant to which the health care payer reimburses us based on the total number of participants in the plan rather than based on the amount of products and services actually consumed by the participants. Under capitated service contracts, we would share a portion of the risk related to program costs with the managed care payer. Although we are currently offering capitated services contracts to managed care payers, we have not yet entered into any such contracts.

      Currently, our only product is a diabetes self-management program, the major profit component of which is the delivery of self-testing equipment (glucometers), supplies (test strips, syringes, lancets and alcohol prep pads) directly to the home of the member. Diabetes Mellitus is the most common and most costly chronic disease in the United States. In a release dated November 1, 1998, the National Center for Chronic Disease Prevention and Health Promotion of the Centers for Disease Control and Prevention (the "CDC") estimated that 15.7 million people in the United States, or 5.9% of the population, have diabetes. Of that number only about 10.3 million have been diagnosed. We believe that we are positioned to provide services to an aging population with greater incidences of diabetes.

      We have focused on preventive diabetes care products and services and have successfully negotiated supply contracts that permit us to purchase large quantities of diabetes care products at favorable prices. In addition, by providing educational materials, member monitoring, and call center services, we believe that we will provide better member management, which reduces the need for hospitalization and prevents the development of other chronic diabetic health related problems. Due to the chronic nature of the disease, we expect our medical and financial relationship with a member to continue for many years. As of December 31, 2001, we had entered into agreements with the following major providers:

National HealthCare Alliance, Inc.               Blue Cross/Blue Shield of Texas
MultiPlan, Inc.                                  Advantage Care Network

SMC Benefits Services                            Benefit Services, Inc.
Americaid                                        ProMed Health
Mediversal                                       Methodist Care, Inc.

      These agreements generally require that, in consideration of being named a "Plan Provider," we will provide products and services to plan participants at a discounted rate. The Provider Agreements typically have a term of one to two years with provisions for automatic renewal unless terminated at the election of either party. Our agreements with our current providers will continue from year to year unless terminated by either party.

      After we achieve satisfactory market penetration with the diabetes self-management product, we intend to develop and offer respiratory and congestive heart failure self-management services. We cannot assure you, however, that we will achieve such market penetration or develop and offer other medical management services.

      To support our business activity, we have conducted focus groups for Abbott Medi-Sense, a large manufacturer/distributor of diabetic supplies, and we have agreed to market Abbott's new Optium Meter and test strips, without any specific sales quotas or pricing requirements. We believe this relationship has enabled us to expand our profit margins while providing better service to our members.

      In order to be in a position to service multiple segments of the marketplace, we have procured Medicare, Medicaid and Pharmacy licensure. In conjunction with receiving a Texas State Board Pharmacy License, we have also obtained a NCPDP number as issued by the National Council for Prescription Drug Programs, Inc. The pharmacy license allows us the flexibility to contract with health care payers or the pharmacy benefit managers utilizing either the durable medical equipment or pharmacy benefit.

Corporate Structure

      On June 30, 2000, we entered into a stock purchase agreement with MiraQuest Capital Holdings, Inc./MiraQuest Ventures, LLC ("MiraQuest"), an internet/e-commerce holding company comprised primarily of entities serving the business-to-business market. The transaction provided us with $2,000,000 in funding and an equity interest in MiraQuest. The transaction provided MiraQuest an equity ownership which resulted in MiraQuest's control of 70% of voting power through the issuance of 7,048,996 shares of common stock, a warrant to purchase 650,000 shares of common stock at $0.60 per share, and 513,266 shares of Series A convertible preferred shares convertible into 20 shares of common stock each and entitled to vote as if converted into common stock. As of November 17, 2000, we had received the entire $2,000,000 pursuant to the terms of the transaction, together with approximately 17% of the units of MiraQuest valued at $9,200,000. As a result of the transaction, we became a majority-owned subsidiary of MiraQuest.

      On April 20, 2001, our Board of Directors and that of MiraQuest approved a plan (the "Plan") to partially reverse the MiraQuest transaction. The Plan contemplated i) our redemption of all our outstanding preferred shares owned by MiraQuest; ii) our return to

MiraQuest of all its membership units owned by us; iii) the conversion of the balance owed on certain loans by affiliates of MiraQuest to equity; iv) an additional cash equity contribution of $500,000 from MiraQuest; v) MiraQuest's agreement to sell back for a nominal amount a number of shares of the common stock necessary to reduce its equity ownership to approximately 30% once a new capital partner is found for our company; and vi) MiraQuest's agreement to relinquish its power to nominate members to the Board of Directors. The Plan was finalized and we entered a Partial Transaction Restructuring Agreement effective as of July 27, 2001, closing on September 27, 2001. With the restructure transaction, the MiraQuest equity ownership in the company dropped from 73% to 41% on a fully diluted basis. Further, it was agreed that upon the satisfaction of certain additional equity investments in MediQuik by third parties, MiraQuest's ownership would reduce to 30% immediately prior to such investment.

      In May 1999, we formed a subsidiary named ChronicRx.com, in which we owned 80% of the outstanding equity, to provide Internet-based pharmacy services. In June 2000, we purchased the remaining approximate 20% interest of ChronicRx.com from our shareholders through the issuance of 65,903 of our shares at $1.75 per share through which ChronicRx.com became our wholly owned subsidiary. In 2001, we determined that a separate subsidiary was no longer required, and the separate entity was terminated. The company is currently using the trade name "Chronic Rx.com" in conjunction with its Internet offerings.

Competition

      The business of providing blood sugar monitoring supplies by mail order is an immature industry characterized by high growth rates, low barriers to entry, and many small competitors. Of the many companies that are mail order providers of blood glucose monitoring supplies, most do not directly compete with us because they generally concentrate on Medicare members by direct solicitation, rather than focusing on health care payers. To the best of our knowledge, each sells to members rather than payers under distribution agreements with the major manufacturers.

      Several companies do compete with us in the traditional fee for service market. We are aware of one company that has a marketing agreement with certain manufacturers that target payers as clients rather than individual members. National Diabetic Pharmacies, Inc. ("NDP"), is based in Roanoke, Virginia. NDP works primarily with diabetic managed care members and has approximately $22,000,000 in annual sales. NDP distributes products manufactured by Boehringer Mannheim. Additionally, our entry into the direct to consumer market puts us in competition with Polymedica Corporation, doing business as Liberty Medical. Liberty Medical targets primarily the Medicare segment of the diabetes market, and has the greatest market share in the Medicare market.

      We have developed a program that shares cost containment directly with the payer, which we believe makes us effective as both a capitated fee and a fee for service provider. Under such an arrangement, a managed care payer would make payments to us based on the total number of participants in our plan rather than the amount of services actually consumed by our participants. Under capitated fee contracts we risk that the cost of services we provide will exceed fees paid, but we believe that capitated contracts will create a common financial interest with our potential clients. Once payer clients recognize the advantages of capitated agreements, we believe that our competitors will adopt this strategy. Although we are currently offering capitated service contracts to managed care payers, we have not entered into any such contracts to date.

The Industry

      In a release dated November 1, 1998, the CDC estimated that 15.7 million people in the United States, or 5.9% of the population, had diabetes and that approximately 798,000 new cases of diabetes are diagnosed each year. The U.S. demand for diabetes monitoring and maintenance, supplies, pharmaceuticals and equipment is expected to grow from $4.692 billion in 2000 to $6.545 billion by 2005. According to a March 1996 report of the Genesis Group Associates, Inc. entitled "The Diabetes Dilemma Managing Markets and Technology" (the "Genesis Report"), both the U.S. population and the incidence of diabetes in the U.S. population appear to be increasing. The Genesis Report also indicates that on a worldwide basis, Johnson & Johnson, Boehringer Mannheim, Bayer and MediSense, Inc. are the major manufacturers in the field. Effective July 1, 1998, Medicare coverage was extended pursuant to the Balanced Budget Act of 1997 to permit the reimbursement of diabetes self-testing supplies, as well as educational and training services for diabetes. Management believes that managed care payers will view Medicare's reimbursement guidelines as the baseline for pricing these products and services.

      Market Segmentation. We believe that there are five business models in the market for diabetes testing supplies, pharmaceuticals and equipment:

      1. Retail Pharmacies. Retail pharmacies typically offer a range of products from different manufacturers that are available without prescription. Purchasers may be reimbursed directly by their insurance carrier or Medicare for diabetes care products. Most payers, including Medicare, reimburse members for the cost of the supplies less annual deductible and co-payment amounts. Rules for qualification and reimbursement for private insurance and Medicaid members vary from state to state.

      2. Managed Care Providers. Some managed care providers distribute diabetes care products directly to members covered by their plan. We understand that many managed care providers have distribution agreements with certain manufacturers of diabetes care products.

      3. Mail Order. Mail order suppliers often enroll members directly and do not depend on health care payer referrals. Mail order suppliers tend to concentrate on Medicare members and often have distribution agreements with each of the major manufacturers. Mail order suppliers usually handle billing and collecting from third-party payers for the patient. The member is responsible to the supplier for deductible and co-pay amounts.

      4. Managed Care Referred Providers. Certain providers receive member referrals directly from managed care payers. Of the two companies we know of in this segment, we believe that each has an agreement with a manufacturer that provides a pricing advantage over other supply sources. We offer significant price discounts to the payers and attempt to secure agreements whereby the managed care payer waives deductible and co-payment amounts for their members.

      5. Capitated Fee Providers. Although we are not aware of any provider of diabetes services that offer a capitated fee arrangement, we have developed such a system. Under capitated fee arrangements, we agree to provide certain diabetes-related services for a group of members for a fixed fee. We believe that we are the only company prepared to enter into agreements with payers to share in the financial risk of patient treatment as combined with supply distribution. Although we offer such arrangements, we have not entered into any capitated fee contracts to date.

      Characteristics of Diabetes. There is no cure for diabetes. The disease can be controlled, with the patient participation in that control. Diabetes is a disease characterized by high levels of blood glucose. During the normal digestion process, the body converts food into glucose (sugar) to be used by the body's cells as a source of energy. Insulin, a hormone produced by the pancreas, is necessary for normal utilization of glucose by most cells in the body. In people with diabetes, insulin is either absent, not produced in sufficient amounts, or the body does not respond to the insulin that is produced. Without insulin or effective use of insulin, the body cannot use glucose for energy. Instead, glucose builds up in the blood, creating high sugar levels in the body. In order to control diabetes, the patient must regularly determine his blood sugar levels. This is normally done at home and is a simple and relatively painless process. Members use a lancet to prick a finger and draw a drop of blood that is deposited upon a test strip. The test strip is then introduced into a glucometer that displays the patient's blood sugar level a few seconds later.

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

      Treatment emphasizes control of blood glucose through blood glucose monitoring, regular physical activity, meal planning, and attention to relevant medical and psychosocial factors. In many members, oral medications and/or insulin injections are also required for appropriate glucose control. Treatment of diabetes is an ongoing process that is planned and regularly reassessed by the health care team, the person with diabetes, and his or her family.

Acquisition Strategy

      In addition to internal growth described above, we intend to grow by acquiring disease focused durable medical equipment companies. Through such acquisitions, we intend to develop or increase our capability to conduct order fulfillment, billing and collecting, sales, utilization, reporting and other operations for the home delivery of prescription drugs and disease management products and supplies to members nationwide.

Dependence on Major Customers

      We depend on the health care payers with which we have provider agreements. If any health care provider with which we do business decides to end its relationship with us, and we are not able to secure new relationships, our future business and operating results could be materially and adversely affected. In addition, the health care industry is undergoing substantial consolidation. In the event payers which currently have provider agreements with us are acquired by payers not associated with us, the acquired payer may elect to terminate its agreement with us.

Intellectual Property

      The service mark "Medi Quik" was registered by the United States Patent and Trademark Office on June 13, 2000. After conducting a marketing study and campaign in September and October 2000, we decided to change our company's name to SureCare. The name SureCare has been registered with the State of Texas, and reserved in the State of Delaware. Our Board of Directors has resolved to take all necessary steps to effect our change of name to SureCare, Inc., which we expect will happen in 2002.

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

      We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the healthcare industry in general, or what effect such legislation or regulations may have on us. We cannot assure you that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could have a material adverse effect on our business or results of operation. We believe that our operations are currently subject to these laws only to a limited extent, however, because our current customers are managed care payers whose revenue is primarily derived from private rather than government sources.

      Anti-remuneration laws. We are subject to federal and state anti-remuneration laws, such as the Medicare/Medicaid anti-kickback laws, which govern certain financial arrangements among health care providers and others who may be in a position to refer or recommend members to such providers. These laws prohibit, among other things, direct and indirect payments that are intended to induce the referral of members to, the arranging for services by, or the recommending of, a particular provider of health care items or services. The Medicare/Medicaid anti-kickback law has been broadly interpreted to apply to certain contractual relationships between health care providers and sources of patient referral. State laws vary from state to state, are sometimes vague and seldom have been interpreted by courts or regulatory agencies. Violation of these laws can result in civil and criminal penalties, and exclusion of health care providers or suppliers from participation in (i.e., furnishing covered items or services to beneficiaries of) the Medicare and Medicaid programs.

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

      Environmental Laws. Certain federal and state laws govern the handling and disposal of medical, infectious and hazardous waste. Although we sell and supply products that could be deemed medical, infectious or hazardous waste after use by the patient, we are not involved in the handling or disposal of such materials after use by members. Further, we do not manufacture products; own real property; or engage in activities which involve hazardous materials, result in the discharge of pollutants into the environment or are likely to result in the violation of any existing environmental rules and/or regulations. Consequently, we believe we are in compliance with federal, state and local laws and regulations regarding environmental matters that may be applicable to us, if any. To date, we have not incurred any material costs in complying with such laws and regulations and do not anticipate that costs of compliance with such regulations will have a material affect on our future expenditures, earnings or competitive position.

      Health Insurance Portability and Accountability Act (HIPAA). Enacted in 1996, HIPAA called for the development of comprehensive privacy standards that would establish rights for members with respect to their medical records and define the conditions for using and disclosing personally identifiable health information. The final regulation requires that most providers obtain patient consent to use or disclose information before engaging in treatment, payment, or health care operations, as well as to provide security of confidentiality in the gathering, storage, and transmission of such data. On August 17,2000, the Transaction and Code Sets final regulations were published, establishing an expected compliance date of October 16, 2002 for the physical security (regardless of the medium) of such records. On December 20, 2001, H.R.3323 provided and additional year for entities to comply with the final regulations, provided they file a Summary Compliance Plan by the original deadline, detailing how they will come into compliance within the next year. On December 28, 2000, the Department of Health and Human Services (HHS) issued the final regulation on privacy, setting a compliance date of April 14, 2003. We believe that we will be able to comply with the regulation as finally enacted within the time frames provided.

Employees and Consultants

      As of December 31, 2001, we had approximately 15 full-time employees representing 3 executive, 5 management, and 7 hourly positions. Our employees are not subject to collective bargaining agreements and management believes relations with employees are good. Our current workforce represents a 25% reduction over the previous year. We have also eliminated 4 full time consultant positions. We are using our advanced work flow process technology to automate many business functions in order to keep our highly trained workforce to minimum levels.

Item 2. Description of Property

      Our executive and administrative offices are located at 4299 San Felipe, Suite 300, Houston, Texas 77027, which we lease from an unaffiliated third party. Our lease covers approximately 5,500 square feet and expires on October 31, 2005. . In 2001, we successfully renegotiated our lease to reduce our lease space to approximately 1/2 of the original amount, and recorded a one-time rent abatement expense in consideration of the new agreement.. Also, in 2001 we brought all major business functions in house and believe that our current facilities are adequate for our present needs. We have no present intent to invest in real estate, real estate mortgages or persons primarily engaged in real estate activities, however we may change this policy at any time without a vote of security holders. We have obtained insurance to cover certain risks related to the premises as required by the terms of the lease.

Item 3. Legal Proceedings

      On December 20, 2001, The United States District Court, Southern District of Texas, granted a judgment in favor of Bayer and against the Company in the amount of approximately $494,000 in compensatory damages, approximately $126,000 in pre-judgment interest, and post-judgment interest at the rate of 2.21% per annum, in connection with a breach of contract claim filed by Bayer on December 6, 2000. Additionally, on March 7, 2002, the Court awarded legal fees to Bayer in the amount of approximately $119,000. The Company does not have the resources to pay the amounts awarded and has entered into payment negotiations with Bayer. The outcome of the negotiations cannot be determined at this time. The Company has accrued a liability totaling approximately $739,000 in connection with the Judgment

      We were also named as a defendant in a suit filed by a failed pharmacy supply company, Medimail, Inc. The lawsuit was filed by a collection law firm on behalf of the parent company for non-payment of a disputed payable. MediQuik retained counsel in Las Vegas and is vigorously defending this lawsuit. The company intends to file a counter-suit if this action is not resolved amicably. MediQuik believes Medimail failed to perform in its duty as pharmacy supplier pursuant to the terms of the agreement between the parties. The company has recorded the disputed Medimail payable on its books, and is seeking to resolve this matter with opposing counsel. The amount of the disputed payable is approximately $65,000

      Neither we, nor any of our properties, are a party to any other legal proceedings which are not routine litigation incidental to our business.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted during the fourth quarter of the 2001 fiscal year to a vote of security holders.

                                    PART II.

Item 5. Market for Common Equity and Related Stockholder Matters

      Our common stock was approved for listing on the NASDAQ Over the Counter Bulletin Board (OTCBB) on February 15, 2001. The common stock was previously listed on the OTCBB until the SEC adopted NASD Eligibility Rules 6530 and 6540 which requires OTCBB listed companies to be fully reporting and have an approved registration statement with the SEC. The common stock traded on the pink sheets prior to re-listing with the OTCBB. As yet our common stock has experienced limited trading activity. A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which we do not have control. The following table sets forth the high and low sale prices for our common stock (as reported by the Pink Sheets and the OTCBB for the periods indicated since the inception of trading in January 1999). The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                    2001
                                                    ----
Period                                High                                Low
------                                ----                                ---

First Quarter                         $ 0.72                              $ 0.20
Second Quarter                        $ 0.25                              $ 0.11
Third Quarter                         $ 0.10                              $ 0.08
Fourth Quarter                        $ 0.08                              $ 0.05

                                                    2000
                                                    ----
Period                                High                                Low
------                                ----                                ---

First Quarter                         $ 2.00                              $ 1.50
Second Quarter                        $ 2.00                              $ 1.40
Third Quarter                         $ 1.50                              $ 0.60
Fourth Quarter                        $ 0.93                              $ 0.25

      On December 31, 2001, the last reported sales of the common stock on the OTCBB was $0.05. As of March 26, 2001, there were 144 holders of record of the common stock, as shown on the records of the transfer agent and registrar of the common stock. Since many shares may be held by investors in nominee names, such as the name of their broker or their broker's nominee, the number of record holders often bears little relationship to the number of beneficial owners of the common stock.

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

      On October 29, 2001, MediQuik issued 35,000 shares of its common stock to 4295/4299 San Felipe Associates, LP in connection with, and as partial consideration for, the First Amendment to Office Building Lease that reduced the space occupied by the Company's for its executive offices. No underwriter was involved in the transaction and the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

Overview

      MediQuik Services, Inc., DBA SureCare, is a distributed healthcare company. Distributed healthcare is a new term that describes an emerging niche in the healthcare market. Distributed healthcare is disease focused linkage of goods distribution with consumer education and experience while collecting and distributing important clinical outcomes data. As with most of healthcare in general, distributed healthcare provides products and benefits both for the healthcare consumer as well as the healthcare payer. Distributed goods include such items as nonprescription and prescription pharmaceuticals, equipment, testing supplies, educational materials, and member monitoring and call center support. The health care payers include government programs, self-insured, self-administered employers of all sizes, small to moderate sized health insurance companies, small to moderate sized health maintenance organizations, preferred provider organizations, pharmacy benefits managers, and third-party administrators. Our first and only presently offered product is a diabetes management program that includes diabetes medical supplies and clinical outcomes surveys. As our business matures, we intend to offer other disease focused products, such as respiratory management and congestive heart failure management services. .

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

      Although our initial revenues were derived primarily through product sales, we have expanded beyond product delivery and have become a full focused disease management services provider working to improve member care and reduce costs to health care payers. We currently offer managed care agreements based on fee-for-service and capitated fee arrangements.

      We are currently serving members with diabetes and intend to provide disease self-management programs for other high cost, chronic diseases, such as asthma, congestive heart failure, and other diseases with large afflicted patient populations where clinical research has indicated the benefit of active management in improving the health condition of the member and reducing the financial burden for health care payers. We are in the process of conducting research regarding the new focused disease management programs.

      We offer comprehensive disease monitoring and maintenance solutions by providing diagnostic products, disease education, adherence review and reporting, and personal health resources via the U.S. Mail, telephone and the Internet. We provide a complete line of blood glucose monitoring systems, testing strips, lancets, syringes, swabs, insulin pumps, compliance and wound care products for diabetes members. We are adding new products and services, both to complement existing disease management programs and also to offer a range of other supplemental or convenience items through our delivery systems. MediQuik is focused on delivering high quality products and services to chronic disease members, whether individually, through government programs, direct to the employer, or for insurance organizations that bear the primary financial risk for healthcare treatment. MediQuik also works directly with health maintenance organizations (HMOs), preferred provider organizations (PPOs), self-insured companies, Pharmacy Benefit Managers (PBMs), and other third-party payers (TPAs) in an effort to enhance the quality of life for chronically ill members and improve the financial outcomes for managed care payers. We also provide billing and collection activities on behalf of the patient to the healthcare plan.

Liquidity and Capital Resources

      Our principal cash requirements to date have been to fund working capital in order to support growth of net sales. Because revenue from operations has been inadequate to completely fund these requirements, we have supplemented our revenue from operations with proceeds from private offerings of securities, loans and extensions of credit from vendors in order to meet working capital requirements. We anticipate that as revenue from sales to managed care and government plans increases, we will be able to satisfy all of our funding requirements for operations from such revenue, however, we cannot assure you that this will be the case. We had an aggregate of $44,812 in cash as of December 31, 2001.

      On June 30, 2000, we entered into a stock purchase agreement with MiraQuest Capital Holdings, Inc./MiraQuest Venture, LLC ("MiraQuest"). The transaction provided us with $2,000,000 and an equity interest in MiraQuest and we became a 70%-owned subsidiary of MiraQuest.

      Effective July 27, 2001, MediQuik, MiraQuest Ventures, LLC ("MiraQuest"), Ball Investors, LLC ("Ball Investors"), and the Allen and Connie Ball Living Trust ("Ball Trust") entered a Partial Transaction Reversal Agreement to restructure certain stock exchange and loan transactions between MediQuik and MiraQuest, Ball Investors, and Ball Trust (the "Restructure Transaction"). The net effect of the Restructure Transaction immediately following the closing was to reduce the carrying value of liabilities by $1,000,000, the carrying value of long-term assets by $1,303,782, and paid in capital by the net difference of $303,782. Total shares of common stock outstanding was reduced from 23,769,416 shares (on a fully diluted basis) to 11,026,528 (on a fully diluted basis) and MiraQuest's ownership of MediQuik was reduced from 17,314,316 shares on a fully diluted basis (73%) to 4,571,428 common shares on a fully diluted basis (41%). In addition, in connection with the Restructure Transaction in the third quarter, MediQuik issued 4,500 shares of Series B Preferred shares with a liquidating preference of $90,000 for the settlement of $90,000 of trade payables, and redeemed the entire 513,266 shares of Series A Preferred Shares previously issued. In addition, MiraQuest received warrants to purchase 8,928,570 shares of MediQuik common stock at $0.28 per share, and agreed to surrender first warrants and then shares as necessary to reduce its ownership to 30% upon the satisfaction of certain additional equity investments in MediQuik by third parties.

      Cash flow from operations has not been sufficient to fund all our initial operating expenses to date. We expect to pursue additional equity and debt financing to meet future working capital requirements, but cannot guarantee we will be successful in these efforts.

      Accounts receivable are primarily derived from payments due to us by managed care plans, insurance companies, and government programs. As revenues increase, we expect working capital requirements to increase. Standard medical billing cycles for managed care plans average between 45-60 days. We expect to experience similar billing cycles as direct managed care plan business increases.

Results of Operations

      We are expanding through internal sales growth and we plan to conduct strategic acquisitions to further fuel growth and accelerate the time to market for planned services. During 1999, we established: (i) corporate marketing and fulfillment operations; (ii) contractual relationships with product manufacturers; (iii) contractual relationships with specialty service providers;
(iv) contractual relationships with insurance payers and provider networks; (v) contractual relationship with a pharmacy products distribution company; and (vi) initial patient enrollment and fulfillment operations. During 1999, we expanded our sales efforts, signing six new diabetes self-management contracts. In 2000, we continued our development of these programs, and began to offer pharmacy fulfillment as an adjunct service to medical supply fulfillment and implemented our information technology platform to track all aspects of our customer service function, from ordering to fulfillment to tracking of surveys, results, and scheduling of other services. In October 2000, we conducted a test marketing campaign using mass media and evaluated the results in 2001, determining that the mass media marketing did not meet our goals, and choosing to focus on an internal growth strategy. Further, we implemented our advanced work flow technology to track all aspects of our customer service function, from ordering to fulfillment to tracking of surveys, results, and scheduling of other services. In 2001, we brought all significant business functions in-house at a greatly reduced cost from using outside contractors. Major business functions include marketing, product procurement, customer service, systems support and information technology, fulfillment and billing. We also automated many business functions with the implementation of our internally designed advanced workflow technology. Our technology allowed us to reduce some of our manual workforce, and increase the efficiency of our current workforce while we experienced increasing sales and volume.

Revenue from Operations

      Total net revenue of $1,744,022 for the 12 months ended December 31, 2000 grew by 44% to $2,507,740 for the year ended December 31, 2000. Revenue growth was primarily derived from diagnostic product and pharmaceutical sales to managed care plans, providers and members. We are currently deriving the majority of our revenues through direct sales to managed care plans. We also increased our revenues with improved sales to government plan participants.

      MediQuik has received members primarily through agreements with managed care plans and provider networks. Although management believes that patient referrals generated through the managed care plans should increase, we intend to pursue direct marketing and government programs to increase our sales in the future. We cannot assure you that such efforts will result in increased member sales.

Gross Profit

      Gross profit was $396,279 or 23% of revenue, for the 12 months ended December 31, 2000. For the year 2001, gross profit increased by 147% to $977,308, or 39% of sales. Gross profit was primarily derived from diagnostic product sales to health care payers and members, as well as pharmaceutical sales and disease management tools. While the medical supply gross profit percentage is the result of volume purchase discounts, and the disease management tools' gross profit margin is high as a function of volume versus development costs, the pharmaceutical gross profit percentage is much smaller due to outsourcing fulfillment to a licensed provider. The increase in overall gross profit margin in 2001 was due to increased revenue from the disease management program revenue as well as better cost control on the lower-margin pharmaceutical sales. In 2001 we began developing a strategy to utilize a pharmacy license (received on January 13,2002) to enable us to market our diabetic supply capability through the pharmacy benefit managers (PBMs), while exiting the low margin prescription drug component. We expect increases in overall gross profit percentage in the future with increased disease management tools sales to managed care plans, medical supply volume purchasing increases, and increased sales of non-medical, higher margin products to our customer base.

Operating Expenses/Loss From Operations

      Operating expenses of $2,883,370 for the 12 months ended December 31, 2001, decreased by 1% from $2,919,858 in the year 2000. The decrease in operating expenses was primarily associated with a decrease in officers' salaries and reduction in workforce. This decrease was offset by the one-time expenses associated with the Bayer Judgment and the Lease Abatement penalty (totaling $969,486). Operating expense, excluding the one-time expenses, would have been $1,913,884 or a 34% reduction in operating expense from the prior year. The loss from operations for the year decreased by 25% from $2,522,879 to $1,905,562, and was attributable to the revenue increase, gross profit percentage improvement, and the reduced operating expense. Excluding one-time expenses, the loss from operations would have been $981,076 or a decrease of 61% from prior year. We expect the net loss from operations to decrease with increased revenues and gross profits from business operations.

Net Loss

      Our net loss declined by 80% from $10,429,462 for the year ended December 31, 2000, to $2,006,620 for the 12 months ended December 31, 2001. This was primarily due to the non-recurrence during the year ended December 31, 2001, of $7,896,218 in charges relating to our investment in MiraQuest, which was partially offset by the one-time charges of $969,486 relating to the Bayer judgment and lease abatement. We expect the net loss to decrease with increased revenues and gross profits from business operations.

Item 7. Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
    MediQuik Services, Inc.
Houston, Texas

We have audited the accompanying balance sheets of MediQuik Services, Inc. ("MediQuik)") as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of the MediQuik's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of MediQuik Services, Inc. as of December 31, 2001 and 2000, and the results of its operations, changes in stockholders' equity (deficit), and cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that MediQuik will continue as a going concern. MediQuik's difficulties in meeting its financing needs, its recurring losses from operations, and its negative working capital as discussed in Note 2 raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone Bailey PLLC
www.malone-bailey.com

Houston, Texas
March 25, 2002

MEDIQUIK SERVICES, INC.

BALANCE SHEETS,
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                                                        2001               2000
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                       $     44,812       $     18,649
   Accounts receivable, net of allowance of $369,503 and $351,794, respectively                         297,013            290,332
   Inventory                                                                                             21,042             55,963
                                                                                                   ------------       ------------

                Total current assets                                                                    362,867            364,944

PROPERTY AND EQUIPMENT:
   Office equipment                                                                                     109,773            131,497
   Less accumulated depreciation                                                                        (34,913)           (20,141)
                                                                                                   ------------       ------------

                Total property and equipment                                                             74,860            111,356

EQUITY INVESTMENT                                                                                            --          1,303,782

OTHER ASSETS, Net                                                                                       307,786            349,382
                                                                                                   ------------       ------------

TOTAL                                                                                              $    745,513       $  2,129,464
                                                                                                   ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                                                                $    770,488       $    914,074
   Accrued expenses                                                                                   1,055,197            204,521
                                                                                                   ------------       ------------

                Total current liabilities                                                             1,825,685          1,118,595

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Series A preferred stock - $.001 par value 1,000,000 shares authorized, as of December 31,
      2000 513,266 issued and outstanding ($20,530,640 involuntary liquidation preference)                   --                513
   Series B preferred stock - $.001 par value 1,000,000 shares authorized, as of December 31,
      2001 4,500 issued and outstanding ($90,000 involuntary liquidation preference)                          5                 --
   Common stock - $.001 par value 50,000,000 shares authorized;
      11,061,528 shares issued and outstanding at December 31, 2001 and
      13,504,096 shares issued and outstanding at December 31, 2000                                      11,061             13,504
   Additional paid-in capital                                                                        15,954,977         16,036,447
   Accumulated deficit                                                                              (17,046,215)       (15,039,595)
                                                                                                   ------------       ------------

                Total stockholders' equity (deficit)                                                 (1,080,172)         1,010,869
                                                                                                   ------------       ------------

TOTAL                                                                                              $    745,513       $  2,129,464
                                                                                                   ============       ============

See accompanying summary of accounting policies and notes to financial statements.

MEDIQUIK SERVICES, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                                            2001               2000
SALES                                                                                   $  2,507,740       $  1,744,022

COST OF SALES                                                                              1,529,932          1,347,743
                                                                                        ------------       ------------

GROSS PROFIT                                                                                 977,808            396,279

OPERATING EXPENSES:
   Salaries - officers                                                                       262,542            882,030
   Consulting fees                                                                            75,188            467,362
   Selling, general and administrative                                                     1,576,154          1,569,766
   Charge for summary judgement                                                              739,794                 --
   Charge for lease abatement                                                                229,692                 --
                                                                                        ------------       ------------

                Total operating expenses                                                   2,883,370          2,919,158
                                                                                        ------------       ------------

LOSS FROM OPERATIONS                                                                      (1,905,562)        (2,522,879)

IMPAIRMENT ON EQUITY INVESTMENT:                                                                  --         (7,800,000)

LOSS FROM EQUITY INVESTMENT:                                                                      --            (96,218)

OTHER INCOME (EXPENSE):
   Interest income                                                                             1,291                 --
   Other income (expense)                                                                   (100,226)            (3,894)
   Interest expense                                                                           (2,123)            (6,471)
                                                                                        ------------       ------------

                Total other (expense) income                                                (101,058)           (10,365)
                                                                                        ------------       ------------

NET LOSS                                                                                $ (2,006,620)      $(10,429,462)
                                                                                        ============       ============

BASIC AND DILUTED LOSS PER SHARE                                                        $      (0.16)      $      (1.29)
                                                                                        ============       ============

BASIC WEIGHTED-AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                                               12,882,682          8,110,747
                                                                                        ============       ============

DILUTED WEIGHTED-AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                                               12,882,682          8,110,747
                                                                                        ============       ============

See accompanying summary of accounting policies and notes to financial statements

MEDIQUIK SERVICES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDER'S
EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                              Preferred                                  Additional
                                           -----------------      Common      Common       Paid-In       Accumulated
                                           Shares      Stock      Shares      Stock        Capital         Deficit         Total
BALANCE, DECEMBER 31, 1999                      --       --     6,032,007   $  6,033    $  4,143,311    $ (4,610,133)  $   (460,789)

   Issuance of common stock for
      services                                  --       --       158,746        159         317,341              --        317,500

   Issuance of common stock under
      employment agreement                      --       --       135,879        135         228,113              --        228,248

   Issuance of stock for consulting
      services                                  --       --        62,567         62          39,980              --         40,042

   Issuance of stock for interest in
      subsidiary                                --       --        65,901         66         115,264              --        115,330

   Transfer of stock with MiraQuest        513,266    $ 513     7,048,996      7,049      11,192,438              --     11,200,000

   Net loss                                     --       --            --         --              --     (10,429,462)   (10,429,462)
                                          --------    -----   -----------   --------    ------------    ------------   ------------

BALANCE, DECEMBER 31, 2000                 513,266      513    13,504,096     13,504      16,036,447     (15,039,595)     1,010,869

   Issuance of common stock for
      services                                  --       --        35,000         35           2,765              --          2,800

   Issuance of options in settlement of
      deferred salaries                         --       --            --         --         126,560              --        126,560

   Issuance of Preferred B stock for
      amounts due MiraQuest                  4,500        5            --         --          89,995              --         90,000

   Cancellation of Preferred A and
      common stock in Unwind              (513,266)    (513)   (2,477,568)    (2,478)       (300,791)             --       (303,782)

   Net loss                                     --       --            --         --              --      (2,006,620)    (2,006,620)
                                          --------    -----   -----------   --------    ------------    ------------   ------------

BALANCE, DECEMBER 31, 2001                   4,500    $   5    11,061,528   $ 11,061    $ 15,954,976    $(17,046,215)  $ (1,080,173)
                                          ========    =====   ===========   ========    ============    ============   ============

See accompanying summary of accounting policies and notes to financial statements.

MEDIQUIK SERVICES, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                           2001               2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           $(2,006,620)      $(10,429,462)
   Adjustment for noncash transactions:
      Common stock, options, and warrants issued for services             129,358            268,290
      Stock issued for ChronicRX.com shares                                    --            115,330
      Depreciation and amortization                                        96,797             44,205
      Provision for losses on accounts receivable                          17,710            351,794
      Loss on equity investments                                               --             96,218
      Impairment of investment                                                 --          7,800,000
   Net changes in assets and liabilities:
      Accounts receivable                                                 (24,390)          (500,431)
      Inventory                                                            34,921            (34,226)
      Accounts payable                                                    (53,586)           714,595
      Accrued expenses                                                    850,676           (393,687)
      Other assets                                                       (115,853)            (6,871)
      Other                                                                97,426                 --
                                                                      -----------       ------------

                Net cash used in operating activities                    (973,561)        (1,974,245)
                                                                      -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES -
   Capital expenditures                                                      (276)          (287,030)
                                                                      -----------       ------------

                Net cash used in investing activities                        (276)          (287,030)
                                                                      -----------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of indebtedness                                                   --            (85,000)
   Proceeds from sale of common stock                                          --            317,500
   Proceeds from MiraQuest transaction                                  1,000,000          2,000,000
                                                                      -----------       ------------

                Net cash provided by financing activities               1,000,000          2,232,500
                                                                      -----------       ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       26,163            (28,775)

CASH AND CASH EQUIVALENTS, Beginning of period                             18,649             47,424
                                                                      -----------       ------------

CASH AND CASH EQUIVALENTS, End of period                              $    44,812       $     18,649
                                                                      ===========       ============

SUPPLEMENTAL CASH FLOW DISCLOSURES -
   Interest paid                                                      $     1,993       $     12,523

NONCASH TRANSACTIONS:
   Value of stock received in MiraQuest transaction                            --       $  9,200,000
   Issuance of preferred stock in settlement for account payable      $    90,000                 --

See accompanying summary of accounting policies and notes to financial statements.

MEDIQUIK SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING-CONCERN MATTERS

      Organization and Business Activity - MediQuik Services, Inc. ("MediQuik") is an early stage healthcare services company specializing in the delivery of medical supplies and chronic disease management programs to chronically ill members. MediQuik was organized in Delaware on April 7, 1998. MediQuik entered into a Stock Purchase Agreement dated as of June 30, 2000 (the "Stock Purchase Agreement") with MiraQuest Ventures LLC ("MiraQuest") pursuant to which the parties agreed to exchange equity interests of each other. Effective September 1, 2000, MiraQuest acquired: (i) 7,048,996 shares of common stock of MediQuik;
(ii) 513,266 shares of Series A convertible preferred stock of MediQuik convertible into 10,265,320 shares of MediQuik's common stock; and a warrant for the purchase of an additional 650,000 shares of common stock of MediQuik exercisable at a price of $.60 per share. In exchange, MediQuik received 7,251,600 membership units of MiraQuest and $2,000,000 cash represented in part by the cancellation of loans previously made by MiraQuest to MediQuik. As a result of the transaction, MediQuik became a majority-owned subsidiary of MiraQuest (see Note 4). The combining of MiraQuest and MediQuik was intended to strengthen the medical businesses of each company and to create the opportunity for more rapid revenue growth.

      Effective July 27, 2001, MediQuik, MiraQuest Ventures, LLC ("MiraQuest"), Ball Investors, LLC ("Ball Investors"), and the Allen and Connie Ball Living Trust ("Ball Trust") entered a Partial Transaction Reversal Agreement to restructure certain stock exchange and loan transactions between MediQuik and MiraQuest, Ball Investors, and Ball Trust (the "Restructure Transaction"). The net effect of the Restructure Transaction immediately following the closing was to reduce the carrying value of liabilities by $1,000,000, the carrying value of long-term assets by $1,303,782, and paid in capital by the net difference of $303,782. Total shares of common stock outstanding was reduced from 23,769,416 shares (on a fully diluted basis) to 11,026,528 (on a fully diluted basis) and MiraQuest's ownership of MediQuik was reduced from 17,314,316 shares on a fully diluted basis (73%) to 4,571,428 common shares on a fully diluted basis (41%). In addition, in connection with the Restructure Transaction in the third quarter, MediQuik issued 4,500 shares of Series B Preferred shares with a liquidating preference of $90,000 for the settlement of $90,000 for amounts due MiraQuest, and redeemed the entire 513,266 shares of Series A Preferred Shares previously issued. In addition, MiraQuest received warrants to purchase 8,928,570 shares of MediQuik common stock at an exercise price of $0.28 per share, and agreed to surrender first warrants and then shares as necessary to reduce its ownership to 30% upon the satisfaction of certain additional equity investments in MediQuik by third parties.

      Principles of Consolidation - The accompanying consolidated financial statements include the accounts of MediQuik and its 100%-owned subsidiary ChronicRX.com. All significant intercompany accounts and transactions have been eliminated. MediQuik has determined that its business no longer requires a separate entity, has merged the operations and assets of ChronicRX.com into Mediquik Services Inc., and has discontinued that separate corporate entity.

      Use of Estimates - The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that directly affect the results of reported amounts of assets, liabilities, revenues, and expenses. Actual results may differ from these estimates.

      Revenue and Cost Recognition - MediQuik generates revenue from provider agreements by delivering medical supplies directly to members covered by these provider agreements. MediQuik recognizes revenues from sales contracts when products are shipped.

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

      Bad Debts - An allowance for bad debts is provided for based on management's best estimates of amounts that are deemed uncollectible. Such allowance is $369,503 and $351,794 at December 31, 2001 and 2000, respectively.

      Property and Equipment - Property and equipment is stated at cost. Maintenance and repair costs are charged to expenses as incurred, while major renewals and betterments are capitalized. Upon disposal of an asset, the difference between the sales proceeds and the net book value is charged or credited to income. MediQuik expenses software costs incurred in the preliminary project stage and thereafter capitalizes costs incurred in developing or obtaining internal use software. Certain costs, such as licensing, maintenance, and training are expensed as incurred. Depreciation of property is provided using primarily the straight-line method over the following estimated useful lives:

            Classification                                    Years

            Internet site                                       3
            Office equipment                                    5
            Furniture and fixtures                              7

      Depreciation expense was $14,772 and $12,926 for the years ended December 31, 2001 and 2000, respectively.

      Other Assets - Other assets consist primarily of software costs. An intangible asset related to an exclusive marketing representative agreement was determined to have no value at the end of 2001. Accumulated amortization on other assets was $72,303 and $16,181 for the years ended December 31, 2001 and 2000, respectively.

      Long-lived Assets - MediQuik records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets is less than the carrying value of those assets.

      Significant Customers - MediQuik had sales to five significant customers of approximately 82% for the year ended December 31, 2001, and 87% for the year ended December 31, 2000. Such customers represented approximately 85% and 82% of the accounts receivable balances at December 31, 2001 and 2000.

      Recent Pronouncements - Mediquik does not expect the adoption of recently issued accounting pronouncements to have a significant impact on MediQuik's results of operations, financial position or cash flow.

2.    GOING CONCERN

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2001 and 2000, MediQuik incurred net losses of $2,006,620 and $10,429,462, respectively, and, as of those dates, MediQuik's current liabilities exceeded its current assets by $1,462,818 and $753,651. These factors among others raise substantial doubt about MediQuik's ability to continue as a going concern.

      MediQuik raised an additional $1,000,000 of debt financing in January and May 2001, which under the plan to partially reverse the MiraQuest transaction converted to equity (see Note 4). The proceeds of the debt financing were used to fund current working capital requirements. Management implemented a plan in 2001 to conserve its working capital by reducing its operating expenses and focussing on more profitable lines of business. Management is also in the process of negotiating extended payment terms with its vendors as well as seeking additional sources of debt and or equity financing; however, no assurances can be given that MediQuik will be able to successfully conclude the arrangements being considered.

      The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should MediQuik be unable to continue as a going concern. MediQuik's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, to satisfy the Bayer Judgment, and ultimately to attain successful operations.

3.    EARNINGS PER SHARE

      Basic earnings (loss) per share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. Since MediQuik incurred a loss for each period presented, all potentially dilutive securities have been excluded, as they were anti-dilutive. The following table lists all potentially dilutive securities as of December 31, 2001 and 2000:

                                                                                                  Number of Shares
                                       Type of                               Per Unit              of Common Stock
          Date of Issue                Security             Quantity      Exercise Price            if Converted
December 1999                         Warrants               215,000           2.00                      --
January - June 2000                   Warrants               317,500           2.00                      --
September 2000                        Warrants               650,000           0.60                      --
January, 2001                         Warrants             3,571,428           0.28                      --
May, 2001                             Warrants             5,357,142           0.28                      --
1999                                  Options                100,000           1.75                      --
2000                                  Options              1,040,863           1.45                      --
2001                                  Options              2,847,793           0.25

4.    INVESTMENTS

      As discussed in Note 1, MediQuik exchanged its common stock, preferred stock, and warrants for 7,251,600 membership units of MiraQuest and $2,000,000 in cash, which represented an approximate 17% ownership in the membership units of MiraQuest. The membership units in MiraQuest were valued by an independent appraisal at $9,200,000, at September 29, 2000, the effective date of the foregoing transaction.

      In connection with the Stock Purchase Agreement with MiraQuest, MediQuik and MiraQuest entered into a voting agreement (the "Voting Agreement") whereby MiraQuest agreed to vote its 2 of the 7 total MediQuik board members in a manner consistent with the other five MediQuik board members regarding the selection of new board members. This agreement expired in August 2001.

      Shortly after the transaction was closed, MediQuik expanded its positions on its board of directors from 7 to 9, of which MiraQuest had the ability to appoint 4 members. Thus, although it owned a 73% majority interest, MiraQuest was not deemed to have control of MediQuik.

      Therefore, MediQuik initially recorded its MiraQuest membership units as an investment. However, in conjunction with the loan MediQuik received from an affiliate of MiraQuest, MediQuik increased the positions on its board of directors from 9 to 11, of which MiraQuest and its affiliates subsequently gained the ability to appoint 6 members in January 2001. MediQuik believed the ability of MiraQuest to appoint the majority of its board members and therefore control MediQuik was temporary, as both MediQuik's and MiraQuest's boards of directors subsequently approved a partial reversal of the initial Stock Purchase Agreement. The plan to partially reverse the original transaction (the "Plan") was approved by both boards on April 20, 2001. The Plan resulted in i) MediQuik's redemption of all of its currently outstanding preferred shares; ii) MediQuik's return of all of its membership units of MiraQuest; iii) an additional cash equity contribution of $500,000 from MiraQuest to MediQuik; iv) the restructuring of MediQuik's $500,000 note and warrants to Ball Investors, LLC, an affiliate of MiraQuest, as well as restructuring MediQuik's indebtedness to a third-party vendor; v) MiraQuest's agreement to sell back to MediQuik a number of MediQuik's common shares and/or warrants for nominal consideration once another capital partner is found for MediQuik; vi) MiraQuest's agreement to relinquish control of MediQuik's board of directors at the next annual shareholder's meeting. The result of the Plan would be for MiraQuest to retain approximately 30% equity ownership of MediQuik after the additional investment by another capital partner.

      Additionally, MediQuik reduced its investment in MiraQuest membership units in the amount of $96,218 for MediQuik's share of the net loss recognized by MiraQuest for the three months ended December 31, 2000, the period in which MediQuik owned the membership units.

      In the fourth quarter of 2000, MediQuik recognized an impairment loss of $7,800,000 related to its investment in MiraQuest membership units due to a permanent decline in value of a major MiraQuest subsidiary. The MiraQuest subsidiary failed to obtain necessary financing and ceased its operations. MiraQuest has determined the fair market value of its investment in the subsidiary was zero. MediQuik's impairment was determined based on its pro rata share of the impairment.

5.    JUDGMENT; LEASE ABATEMENT

      On December 20, 2001, The United States District Court, Southern District of Texas, ("the Court") rendered a final judgment (the "Judgment) granting Bayer Corporation's ("Bayer") motion for a summary judgment against MediQuik, granting approximately $494,000 in compensatory damages, approximately $126,000 in pre-judgment interest, and post-judgment interest at the rate of 2.21% per annum. In addition, on March 9, 2002, the Court awarded legal fees to Bayer in the amount of approximately $119,000. MediQuik does not have the resources to pay the Judgment, and has entered into negotiations with Bayer to set up a payment plan that would allow MediQuik to execute its operational plan. The outcome of the negotiations cannot be determined at this time. MediQuik has accrued a total liability of approximately $739,000 in connection with the Judgment.

      In the fourth quarter of 2001, after determining that its office lease included more space than required, MediQuik entered into an amendment of its office lease, by which approximately 1/2 the space was relinquished to the landlord in return for abatement of the monthly lease fee. The abatement was predicated on the ability of the landlord to re-lease the space vacated by MediQuik, and included a penalty payable over the remainder of the lease based on the period of time to re-lease, initially believed to be achievable by the end of the first quarter of 2002. Due to circumstances beyond MediQuik's and the Landlord's control, the re-lease has not been achieved, and as of December 31, 2001, MediQuik has accrued an estimated penalty of $229,692 in connection therewith.

6.    SUBSIDIARY

      In May 1999 MediQuik formed an 80%-owned subsidiary known as ChronicRX.com to provide Internet-based pharmacy services. In June 2000 MediQuik purchased the remaining 20% interest from the investors for 65,903 shares of MediQuik's common stock at $1.75 per share, making ChronicRX.com a wholly-owned subsidiary of MediQuik. ChronicRX.com was formed to focus on the chronic care sector and specialize in prescription and non-prescription medicines and management products used to treat chronic diseases of all kinds. ChronicRX.com had a net loss of approximately $78,499 for the year ended December 31, 2000, and had a deficiency in net assets. Chronic RX.com had no operations in 2001, and MediQuik determined that a separate subsidiary was no longer necessary. The subsidiary has been terminated and the assets and liabilities assumed by MediQuik. The company is currently using the trade name "Chronic Rx.com" in conjunction with its Internet offerings.

7.    INCOME TAXES

      MediQuik has a net operating loss carryforward of approximately $5,900,000 and $4,900,000 as of December 31, 2001 and 2000, respectively, that may be applied against future federal taxable income. This loss gives rise to a deferred tax asset at December 31, 2001 and 2000 of approximately $2,000,000 and $1,666,000, respectively. Management has established a valuation allowance equal to the amount of the deferred tax asset, as it is more likely than not that MediQuik will not be able to realize this asset. The loss carryforwards begin to expire on December 31, 2018.

8.    EQUITY TRANSACTIONS

      Preferred Stock - In September 2000 MediQuik issued 513,266 shares of Series A preferred stock in connection with the MiraQuest transaction described in Note 1. The Series A preferred stock had voting and dividend rights equivalent to MediQuik's common stock on an "as converted" basis. Each share of the Series A preferred stock could be converted at any time and at the option of the holder, into 20 shares of MediQuik's common stock. In the event of a voluntary or involuntary liquidation, dissolution, or winding up at MediQuik, the holders of the Series A preferred stock was entitled to receive an amount equal to $40.00 per share, less any cash dividends previously declared and paid by MediQuik. All the Series A Preferred shares were cancelled in connection with the Restructure Transaction discussed in Note 1. In addition, 4,500 shares of Series B Preferred were issued in that transaction, with a liquidation preference of $90,000 and no voting rights or conversion rights.

      Warrants - In connection with the sale of common stock, MediQuik issued warrants to purchase 317,500 shares of common stock at an exercise price of $2.00 per share. The warrants became exercisable in September 2000 and expire in December 2004.

      In December 1999, in connection with the sale of common stock MediQuik issued warrants to purchase 215,000 shares of common stock at an exercise price of $2.00. The warrants expire in December 2003.

      In September 2000, in connection with the MiraQuest Transaction described in Note 1, MediQuik issued warrants to purchase 650,000 shares of common stock at $0.60 per share. These warrants remain outstanding notwithstanding the Restructure Transaction described in Note 1. The warrants expire in 2010.

      In connection with the Restructure Transaction discussed in Note 1, in July of 2001 MediQuik issued warrants to purchase 8,928,570 shares of common stock at $0.28 per share. These warrants are subject to the agreement to reduce MiraQuest's ownership to 30% upon the achievement of certain capital investment by third parties.

      Private Stock Offerings - MediQuik issued 158,746 shares of common stock for $317,500 during the first six months of 2000.

Other Equity Transactions - In October 2001, MediQuik issued 35,000 shares of common stock to its landlord for services at a fair value of $2,800.

      In September of 2001, MediQuik issued 4,500 shares of Preferred B stock to settle an account payable for $90,000.

      In June 2001, MediQuik issued options to purchase 512,240 shares of common stock at $0.25 per share to employees for wages of $126,560. The options expire in June of 2010.

      During 2000, MediQuik issued 135,879 shares of common stock with a fair value of $228,248 to various consultants and employees of MediQuik.

      In November 2000 MediQuik issued 62,567 shares of common stock with a fair value of $40,042 for consulting services to a third party.

      In September 2000 MediQuik issued 7,048,996 shares of common stock, 513,266 shares of Series A preferred stock, and 650,000 warrants in exchange for $2,000,000 in cash and 7,251,6000 shares of MiraQuest membership units.

      In June 2000 MediQuik issued 65,901 shares of common stock with a value of $115,330 to the minority shareholders of ChronicRX.com in order to acquire the remaining 20% interest of that entity.

9.    RELATED-PARTY TRANSACTIONS

      During the years ended December 31, 2001 and 2000, MediQuik paid for business plan development and investment banking services furnished by an affiliate, and certain consulting and legal services performed by other related parties. During the years ended December 31, 2001 and 2000, MediQuik incurred expenses of $44,000 and $55,527 for these services, respectively, which are included in the consolidated statements of operations. In addition, as of December 31, 2001 MediQuik has accrued wages of $24,120 to a Company officer who is a shareholder of MediQuik.

10.   STOCK INCENTIVE PLAN

      MediQuik completed a Stock Incentive Plan (the "Plan") to provide stock incentives to certain key employees and directors of MediQuik. An aggregate of 3,000,000 shares of common stock may be issued pursuant to the existing Stock Incentive Plan. MediQuik has granted options and restricted stock under the Plan to officers, directors and key employees that aggregate more than the number authorized under the Plan and will seek shareholder approval to increase the aggregate number of shares available to 7,500,000 and ratification of the excess grants.

      A summary of the status of MediQuik's stock option activity, and related information for the years ended December 31, 2001 and 2000 is presented below

                                                                        Weighted-Average
                                                          Shares         Exercise Price
Outstanding December 31, 1999                              100,000         $    1.75
   Granted                                               1,340,863              1.13
   Exercised                                                    --                --
   Forfeited                                                    --                --
                                                         ---------         ---------

Outstanding December 31, 2000                            1,440,863              1.36
   Granted                                               2,867,207              0.25
   Exercised                                                    --                --
   Forfeited                                               319,414              0.72
                                                         ---------         ---------

Outstanding December 31, 2001                            3,988,656         $    0.60

Options exercisable December 31, 2000                      598,863         $    1.65
Options exercisable December 31, 2001                    2,289,744         $    0.53

      The following table summarizes information about stock options outstanding as of December 31, 2001:

                                          Weighted-                                                        Weighted-
                                           Average                Weighted-                              Average Price
    Exercise                              Remaining               Average              Exercisable     of Exercisable
      Price                Shares      Contractual Life        Exercise Price             Shares            Shares
Less than $1.00           3,214,793          8.47                   0.32                 2,363,416           0.28
          $1.75             723,863          1.82                   1.75                   432,863           1.75
          $2.00              50,000          0.33                   2.00                    50,000           2.00
                        ------------------------------------------------------------------------------

                          3,988,656          7.16                   0.60                 2,846,279           0.53

      Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") encourages, but does not require, companies to record compensation cost for employee stock-based compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes model or the binomial model. Because of the inexact and subjective nature of deriving stock option values using these methods, MediQuik has adopted the disclosure-only provisions of SFAS 123 and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25. Accordingly, no compensation expense has been recognized for the Plan. Had compensation costs for MediQuik's stock option plans been determined based on the fair value at the grant date consistent with provisions of SFAS 123, MediQuik's net loss would have been increased by $202,379 in 2001 and $77,031 in 2000.

11.   COMMITMENTS AND CONTINGENCIES

      MediQuik has entered into several provider agreements with various corporations for terms ranging from one to five years. MediQuik supplies diagnostic products to the members under these provider agreements.

      Lease - See Note 5 for a discussion of the Lease Abatement. In October 2000, MediQuik entered into a new five-year lease agreement for office space. As discussed in Note 5, in October of 2001, MediQuik entered into a new agreement under which it surrendered approximately 1/2 the space for a fixed rent abatement and a deferred payment contingent upon the re-lease of the surrendered property by the landlord. In connection therewith, MediQuik has accrued the maximum deferred rental payment of $229,692, of which the terms of payment are being negotiated. The minimum lease payments under such agreement are as follows:

            2002                             $ 89,466
            2003                               91,720
            2004                               94,024
            2005                               71,836
                                             --------

            Total                            $347,046
                                             ========

      Rent expense amounted to $152,249 and $100,721 for the years ended December 31, 2001 and 2000, respectively.

      Settlement -See Note 5 for a discussion of the outcome of the Bayer suit. MediQuik has continuing discussions with Bayer regarding payment of the Judgment entered in connection therewith, but there is no assurance that payment terms, if any, will be conducive to the execution of MediQuik's plan of operation.

      Additional Capital - MediQuik continues its dialogue with potential investors regarding additional capital investment into MediQuik. The terms and conditions under which additional capital (if any) may be raised can not be determined at this time. There is no assurance that MediQuik's efforts will be successful, and if so, what the potential dilution of existing shareholders may be.

Item 8, Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      The Board of Directors has appointed Malone & Bailey, PLLC ("Malone") as our independent accountants for 2001. Deloitte & Touche LLP ("Deloitte") served as our independent accountants for 2000. Deloitte was dismissed on May 24, 2001, as our independent accountants. In its audited report for fiscal year 2000, Deloitte expressed doubt about our ability to continue as a going concern. There were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The decision to change accountants was recommended and approved by our board of directors on May 23, 2001.

                                    PART III.

In accordance with General Instruction E.3 to Form 10-KSB, Items 9, 10, 11 and 12 have been omitted since MediQuik will file with the Securities and Exchange Commission a definitive proxy statement complying with Regulation 14A involving the election of directors not later than 120 days after the close of its fiscal year. Such information is incorporated herein by reference to the definitive proxy materials.

                                 CROSS REFERENCE

  Form 10-KSB Item Number and Caption                     Caption in Proxy Statement
  -----------------------------------                     --------------------------
Item 9. Directors, Executive Officers,                  Directors and Executive Officers
Promoters and Control Persons;
Compliance with Section 16(a) of the
Exchange Act

Item 10. Executive Compensation                         Executive Compensation; Certain Transactions

Item 11. Security Ownership of Certain Beneficial       Security Ownership of Certain Beneficial Owners and
Owners and Management                                   Management

Item 12. Certain Relationships and Related              Certain Transactions
Transactions

Item 13. Exhibits and Reports on Form 8-K.

      The following documents are filed as exhibits to this Annual Report on Form 10-KSB:

            *2(a) Stock Purchase Agreement by and between MediQuik Services, Inc. and MiraQuest Ventures, LLC

            *2(b) Partial Transaction Reversal Agreement Among MediQuik Services, Inc., MiraQuest Ventures, LLC, Ball Investors LLC, and the Allen and Connie Ball Living Trust

            *3(a)   Certificate of Incorporation of MediQuik

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

            *10(b) Letter Agreement, dated June 18, 1999, between MediQuik and SMG regarding acquisition of a diabetic pharmaceutical supply company

            *10(c) Provider Agreement, effective July 1, 1999, between MediQuik and Advantage Care Network, Inc.

            *10(d) Employment Agreement by and between Grant Gables and MediQuik Services, Inc. dated August 1, 2000

            *10(e) Employment Agreement by and between Robert Teague and MediQuik Services, Inc. dated August 22, 2000

            *10(f) Office Building Lease - Full Service for 4299 San Felipe, Suite 300, Houston, Texas

            10(g) Office Building Lease Amendment- Full Service for 4299 San Felipe, Suite 300, Houston, Texas

            *10(h)  Stock Option Plan of MediQuik Services, Inc.

            *21(a)  Subsidiaries of the Registrant

*Previously filed with the Commission

      No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

      In accordance with Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 8, 2001                            MediQuik Services, Inc.


                                               By: /s/ Robert Teague
                                                   ----------------------------
                                                   Robert Teague,
                                                   Chief Executive Officer
                                                   and Chairman of the Board

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 08, 2001.

         Signature                                          Title
         ---------                                          -----

/s/ Robert Teague, M.D.                            Director and
-----------------------------                      Principal Executive Officer

/s/ Wayne A. Bertsch                               Principal Financial Officer
-----------------------------                      Principal Account Officer

/s/ Grant M. Gables                                Director
-----------------------------

/s/ Howard B. Butler, Jr.                          Director
-----------------------------

/s/ Lawrence J. Wedekind                           Director
-----------------------------

/s/ Derek Ence                                     Director
-----------------------------

/s/ Gene Kusmierz                                  Director
-----------------------------

/s/ John Galazin                                   Director
-----------------------------