Form 10QSB
period 2002-03-31
MEDIQUIK SERVICES INC
filed 2002-05-22
CIK 1062564

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended: 03/31/02

   [ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ____________ to ____________

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

   Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,085,523 as of April 22, 2002

   Transitional Small Business Disclosure Format (Check one):  Yes  [ ]   No [X]

                             MEDIQUIK SERVICES, INC.


                                                                         PAGE
PART I.            FINANCIAL INFORMATION                                   3

Item 1.  Financial Statements.                                             3

            Balance Sheets
            March 31, 2002 (Unaudited) and December 31,2001                3

            Statements of Operations (Unaudited)
            Three Months Ended March 31, 2002 and 2001                     4

            Statements of Cash Flows (Unaudited)
            Three Months Ended March 31, 2002 and 2001                     5

            Notes to Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                        7

PART II.          OTHER INFORMATION                                        9

Item 1.  Legal Proceedings.                                                9

Item 2.  Changes in Securities.                                            9

Item 3.  Defaults Upon Senior Securities.                                  9

Item 4.  Submission of Matters to a Vote of Security Holders.              9

Item 5.  Other Information.                                                9

Item 6.  Exhibits and Reports on Form 8-K.                                10

                         PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

MEDIQUIK SERVICES, INC.

BALANCE SHEETS,
MARCH 31, 2002 AND DECEMBER 31, 2001

===================================================================================================================================
                                                                                                        March 31,    December 31,
ASSETS                                                                                                    2002           2001
                                                                                                      (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                                          $      9,151   $     44,812
   Accounts receivable, net of allowance of $394,158 and $369,503, respectively                            253,154        297,013
   Inventory                                                                                                12,868         21,042
                                                                                                      ------------   ------------

           Total current assets                                                                            275,173        362,867

PROPERTY AND EQUIPMENT:
   Office equipment                                                                                        109,773        109,773
   Less accumulated depreciation                                                                           (38,944)       (34,913)
                                                                                                      ------------   ------------

                Total property and equipment                                                                70,829         74,860

EQUITY INVESTMENT                                                                                               --             --

OTHER ASSETS, Net                                                                                          278,952        307,786
                                                                                                      ------------   ------------

TOTAL                                                                                                 $    624,954   $    745,513
                                                                                                      ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Current portion of long-term debt                                                                    $   46,331   $          0
   Accounts payable                                                                                        788,913        770,488
   Accrued expenses                                                                                        296,341      1,055,197
                                                                                                      ------------   ------------

                Total current liabilities                                                                1,131,585      1,825,685

LONG-TERM DEBT                                                                                             712,212             --
                                                                                                      ------------   ------------
                Total Liabilities                                                                        1,843,797      1,825,685
                                                                                                      ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Series B preferred stock - $.001 par value 4,500 shares authorized and outstanding
      as of March 31, 2002 and December 31,2001                                                                  5              5
   Common stock - $.001 par value 50,000,000 shares authorized;
      11,061,528 shares issued and outstanding at March 31, 2002 and
      December 31, 2001                                                                                     11,061         11,061
   Additional paid-in capital                                                                           15,954,977     15,954,977
   Accumulated deficit                                                                                 (17,184,886)   (17,046,215)
                                                                                                      ------------   ------------

                Total stockholders' equity (deficit)                                                    (1,218,843)    (1,080,172)
                                                                                                      ------------   ------------

TOTAL                                                                                                 $    624,954   $    745,513
                                                                                                      ============   ============

MEDIQUIK SERVICES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
MARCH 31, 2002 AND MARCH 31, 2001

====================================================================================
                                                         Three Months  Three Months
                                                             ended        ended
                                                            March 31,    March 31,
                                                              2002          2001

SALES                                                     $   375,565  $   614,983

COST OF SALES                                                 200,875      434,650
                                                          -----------  -----------

GROSS PROFIT                                                  174,690      180,333

OPERATING EXPENSES:
   Salaries - officers                                         20,500       91,768
   Consulting fees                                             38,560       34,967
   Other                                                      255,219      547,921
                                                          -----------  -----------

                Total operating expenses                      314,279      674,656
                                                          -----------  -----------

LOSS FROM OPERATIONS                                         (139,589)    (494,323)

OTHER INCOME (EXPENSE):
   Interest expense                                              (125)      (1,537)
                                                          -----------  -----------

                Total other (expense) income                      125        1,537
                                                          -----------  -----------

NET LOSS                                                  $  (139,714) $  (495,860)
                                                          ===========  ===========

BASIC AND DILUTED LOSS PER SHARE                          $     (0.01) $     (0.04)
                                                          ===========  ===========

BASIC WEIGHTED-AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                11,061,528   13,504,096
                                                          ===========  ===========

DILUTED WEIGHTED-AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                11,061,528   13,504,096
                                                          ===========  ===========





--------------------------------------------------------------------------------

MEDIQUIK SERVICES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)
March 31, 2002 and March 31, 2001

========================================================================================
                                                             Three Months  Three Months
                                                                Ended         Ended
                                                               March 31,     March 31,
                                                                 2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $ (138,670)  $ (495,860)
   Adjustment for noncash transactions:
      Common stock and warrants issued for services                     -            -
      Depreciation and amortization                                32,866       12,116
      Provision for losses on accounts receivable                  24,655       42,448
   Net changes in assets and liabilities:
      Accounts receivable                                          19,203     (144,540)
      Inventory                                                     8,174        4,596
      Accounts payable                                             37,173      184,116
      Accrued expenses                                            (19,062)     (26,769)
      Other assets                                                      -      (82,510)
                                                               ----------   ----------

                Net cash used in operating activities             (35,661)    (506,403)
                                                               ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES -
   Capital expenditures                                                 -         (276)
                                                               ----------   ----------

                Net cash used in investing activities                   -         (276)
                                                               ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                   -            -
   Proceeds from sales of interests in subsidiary                       -            -
   Proceeds from Ball/MiraQuest transactions                            -      500,000
                                                               ----------   ----------

                Net cash provided by financing activities               -      500,000
                                                               ----------   ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (35,661)      (6,679)

CASH AND CASH EQUIVALENTS, Beginning of period                     44,812       18,649
                                                               ----------   ----------

CASH AND CASH EQUIVALENTS, End of period                       $    9,151   $   11,970
                                                               ==========   ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES -
   Interest paid                                               $      125   $   12,523





--------------------------------------------------------------------------------

MEDIQUIK SERVICES, INC.


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2002
--------------------------------------------------------------------------------

A.  BASIS OF PRESENTATION

                The interim financial statements and notes thereto of MediQuik Services, Inc. (the "Company" or "MediQuik") have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the accompanying financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures presented herein are adequate to make the information not misleading. The accompanying financial statements and notes should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

                The preparation of these financial statements required the use of estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods covered. Actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year.

B.  INVESTMENTS/EQUITY TRANSACTIONS

        None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

                This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as indicated by the use of words like "expects", "believes", and "anticipates" and other similar words and phrases. Such statements reflect management's current view of future financial performance based on certain assumptions, risks, and uncertainties. These assumptions, risks, and uncertainties include but are not limited to the risk that the Company will be unable to fund itself as a going concern and that certain assets may become valueless or uncollectible if the Company ceases to conduct normal operations, the availability of additional funding on terms that are acceptable to the Company, the continued relationship between the Company and its major vendors of medical products, the ability to obtain and retain customers for the Company's services and the number of patients represented by medical payors, the outcome of litigation involving the Company and the acceptance of distributed delivery of medical products and services by patients. If any assumptions, risks, uncertainties, or unanticipated outside factors change or occur, such changes may have a material impact on actual financial results. The Company is under no obligation to revise any such forward-looking statements contained herein. Readers are cautioned to not place undue reliance on any forward-looking statements contained in this discussion.

Liquidity and Capital Resources

      Our principal cash requirements to date have been to fund working capital in order to support growth of net sales. Because revenue from operations has been inadequate to completely fund these requirements, we have engaged in private offerings of securities, loans, and extensions of credit from vendors, to provide the necessary working capital and have instituted cost saving measures, including a reduction in force and salary reductions. We anticipate that as revenue from sales to managed care plans increases, we will be able to satisfy all of our working capital requirements from such revenue, however, we cannot assure you that this will be the case. We believe the systems and cost structure in place now give us a significant opportunity to capitalize on increased volume. We are focusing our 2002 efforts on increasing the volume of higher margin medical supplies, eliminating the low- or negative-gross margin pharmacy component, increasing operating efficiencies, cash control, and securing the financial resources to take advantage of this opportunity.

      Until we are able to fund our working capital needs from internal sources, we are pursuing additional equity and debt financing to meet future working capital requirements. To attract additional investors or merger partners, MiraQuest Ventures, LLC has agreed to return 966,515 shares of its stock out of its current 4,571,471 shares ownership if MediQuik obtains new equity sales of at least $3,000,000. See Item 5 - Other Information - for a discussion of subsequent events regarding additional equity financing.

Results of Operations

      Revenues decreased $239,418 (39%) for the first quarter of the year ending December 31, 2002 ("fiscal 2002") compared to the same period for the prior year. This decrease is primarily the result of a conscious decision to exit the general brand prescription pharmaceutical market. As a result of the reduction in pharmaceutical revenues, the cost of goods sold decreased by $233,775 or 54% to $200,875 (53% of sales) for the first three months of fiscal 2002 compared to $434,650 (71% of sales) for the same period in 2001. Because of the reduction in cost of sales as a percent of sales, gross profits declined by only 3%, or $5,643 notwithstanding the reduction in revenues. The gross margin available on sales of medical supplies is relatively high because of volume buying discounts. The gross margin available on sales of pharmacology products is relatively low because of the cost of outsourcing fulfillment to a licensed provider. The gross margin on sales of disease management tools is relatively high but sales of these products do not yet make up a substantial part of our revenues. The decline in cost of goods sold and the resulting improvement in gross profit margin for the quarter are expected to continue as a result of the focus on sales of medical supplies and disease management tools. Operating expenses also decreased, by $360,376 (53%) for the first quarter of fiscal 2002, compared to the same period in 2001. The combined reduction in these expense categories enabled the Company to reduce its loss from operations by $354,733, or 72%, to $139,714 for the first quarter of 2002 compared to $494,323 in the comparable period in 2001. The Company is pursuing additional revenue contracts, and has signed significant new customers which are in various stages of implementation. As well, the company expects to implement additional higher-margin business in the area of chronic respiratory disease management services. There can be no assurance, however, that its attempts to penetrate these customers and service areas will be successful.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company and the Bayer Corporation have reached an agreement in principal regarding the payment of a $739,794 judgment, including accrued interest and costs, rendered in the case filed by Bayer Corporation against the Company for breach of a distribution contract. The terms of the agreement require the Company to make payments of $7,500 per month for twelve months beginning May 15, 2002, $20,000 per month for the next twelve months, and the remainder spread equally over the next 15 months. This payout adds a 4.0% effective interest rate on our total recorded liability to Bayer. Payment of this judgment is secured by our trade accounts receivable. The agreement requires the Company to apply a portion of any proceeds from new equity or debt financing to the payment schedule as follows: 10% of any proceeds from $100,000 to $250,000, 12% of any proceeds fron $250,000 to $500,000, and 15% of all funds in excess of $500,000, and provides for reductions in the total amount payable to $500,000 if paid by December 31, 2002, and to $600,000 if paid by December 31, 2003.

The Company is a defendant in a case filed by Medi-Mail, Inc. in Clark County, Nevada, alleging damages in the amount of $74,607.81 for nonpayment for services rendered. The Company disputes the amounts due, but has accrued $65,681.02 as a payable. This case is very recent and the Company cannot determine the possibility of an adverse outcome but intends to vigorously defend itself against any liability and assert a counter claim for damages relating to the non-performance of Medi-Mail's obligations as a vendor to the Company.

ITEM 2. CHANGES IN SECURITIES.

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not Applicable.

ITEM 5. OTHER INFORMATION.

On May 2, 2002, the Company entered into a $5,000,000 Equity Line of Credit Agreement (the "Agreement") with Cornell Capital Partners, LP ("Cornell"). Under the Agreement, Cornell has committed to buy up to $5,000,000 worth of the Company's shares over a two-year term, at a discount from a computed market price, for a commitment fee payable in 514,286 restricted shares of the Company's common stock, and a fee of 5% of the cash proceeds received by the Company. Under the terms of the commitment, the Company may require Cornell to purchase up to $65,000 of the Company's common stock at a time. The number of shares that will be sold under each "put" is determined by a formula based on 95% of the average closing bid prices during the five (5) trading days following notice from the Company. Cornell's obligation to purchase the shares is contingent only upon the filing of an effective registration statement for the resale of the shares by Cornell. The Company intends to file the required registration statement as soon as possible. The Company was advised in this transaction by Chapman, Spira, & Carson, LLC, Investment Banking Consultants, for a fee payable in cash from the proceeds as follows: 8% on the first million dollars raised, 6.5% of the next 2 million, and

5% of the last 2 million, and 250,000 warrants to purchase shares of the Company's common stock @ $0.41. The Company has also entered into a placement agent agreement with Westrock Advisors, Inc. for a fee of 35,714 shares of the Company's restricted stock, and an escrow agreement with First Union National Bank.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits

            None

      (b) Reports on Form 8-K

            None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MediQuik Services, Inc.


Date: May 21, 2002                     By:         /s/ Robert Teague
                                           ------------------------------------
                                           Robert Teague
                                           Chief Executive Officer and
                                                  Chairman of the Board