Form 10QSB
period 2002-06-30
SURECARE INC
filed 2002-08-20
CIK 1062564

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended: 06/30/02

  [ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ____________ to ____________

       COMMISSION FILE NUMBER 0-27123



                                 SURECARE, INC.
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


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,694,298 as of July 31, 2002

  Transitional Small Business Disclosure Format (Check one): Yes  [ ]  No  [X]

                                 SURECARE, INC.

                                                                            PAGE
                                                                           ----
PART I.            FINANCIAL INFORMATION                                    3

Item 1.  Financial Statements.                                              3

            Balance Sheets
                 June 30, 2002 (Unaudited) and December 31,2001             3

            Statements of Operations (Unaudited)
                 Three and Six Months Ended June 30, 2002 and 2001          4

            Statements of Cash Flows (Unaudited)
                    Six Months Ended June 30, 2002 and 2001                 5

            Notes to Financial Statements                                   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                               7

PART II.          OTHER INFORMATION                                         9

Item 1.  Legal Proceedings.                                                 9

Item 2.  Changes in Securities.                                             9

Item 3.  Defaults Upon Senior Securities.                                  10

Item 4.  Submission of Matters to a Vote of Security Holders.              10

Item 5.  Other Information.                                                10

Item 6.  Exhibits and Reports on Form 8-K.                                 10

                         PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements


SURECARE, INC.

BALANCE SHEETS,
JUNE 30, 2002 AND DECEMBER 31, 2001

----------------------------------------------------------------------------------------------------------------------
                                                                                           June 30,     December 31,
ASSETS                                                                                       2002            2001
                                                                                          (unaudited)
                                                                                        ------------------------------
CURRENT ASSETS:
   Cash and cash equivalents                                                            $        15,977    $    44,812
   Accounts receivable, net of allowance of $391,203 and $369,503, respectively                 168,622        297,013
   Inventory                                                                                      4,052         21,042
                                                                                        ---------------    -----------


                Total current assets                                                            188,651        362,867

PROPERTY AND EQUIPMENT:
   Office equipment, computer hardware and software                                             455,785        455,785
   Less accumulated depreciation                                                               (157,487)       (91,756)
                                                                                        ---------------    -----------

                Total property and equipment                                                    298,298        364,029

OTHER ASSETS, Net                                                                                18,616         18,617
                                                                                        ---------------    -----------


TOTAL                                                                                   $       505,565    $   745,513
                                                                                        ===============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Current portion of long term debt                                                           $ 46,331     $        -
   Short term notes payable                                                                      60,000
   Accounts payable                                                                             826,933        770,488
   Accrued expenses                                                                             296,536      1,055,197
                                                                                        ---------------    -----------

                Total current liabilities                                                     1,229,800      1,825,685
LONG TERM LIABILITIES
   Note Payable                                                                                 687,112              -
                                                                                        ---------------    -----------

                 Total Liabilities                                                            1,916,912      1,825,685
                                                                                        ---------------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Series B preferred stock - $.001 par value 4,500 shares authorized and outstanding
      as of June 30, 2002 and December 31,2001                                                        5              5
   Common stock - $.001 par value 50,000,000 shares authorized;
      11,635,528 shares issued and outstanding at June 30, 2002 and 11,061,528 shares
      issued and outstanding at December 31, 2001                                                11,636         11,061
   Additional paid-in capital                                                                16,108,038     15,954,977
   Less:  Stock issued for deferred offering costs                                             (150,750)             -
   Accumulated deficit                                                                      (17,380,276)   (17,046,215)
                                                                                        ---------------    -----------

                Total stockholders' equity (deficit)                                         (1,411,347)    (1,080,172)
                                                                                        ---------------    -----------

TOTAL                                                                                   $       505,565    $   745,513
                                                                                        ===============    ===========

SURECARE, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   -----------------------------------------------------------------------
                                                            Three Months                             Six Months
                                                               ended                                    ended
                                                              June 30,                                 June 30,
                                                   --------------------------------         ------------------------------
                                                       2002                2001                2002               2001
                                                   ------------        ------------         -----------        -----------
SALES                                              $    236,663        $    595,663         $   612,228        $ 1,210,645

COST OF SALES                                           124,900             366,403             325,775            801,053
                                                   ------------        ------------         -----------        -----------

GROSS PROFIT                                            111,763             229,260             286,453            409,592

OPERATING EXPENSES:
   Salaries - officers                                   42,750              58,500              88,750            150,268
   Consulting fees                                       19,956               8,924              33,016             43,891
   Other                                                242,118             360,826             497,338            908,747
                                                   ------------        ------------         -----------        -----------

        Total operating expenses                        304,824             428,250             619,104          1,102,906

LOSS FROM OPERATIONS                                   (193,061)           (198,990)           (332,651)          (693,314)

OTHER INCOME (EXPENSE):
   Interest income                                           23               1,137                  23              1,137
   Interest expense                                      (1,308)               (204)             (1,433)            (1,740)
                                                   ------------        ------------         -----------        -----------

        Total other (expense) income                     (1,285)                933              (1,410)              (603)
                                                   ------------        ------------         -----------        -----------

NET LOSS                                           $   (194,346)       $   (198,057)        $  (334,061)       $  (693,917)
                                                   ============        ============         ===========        ===========

BASIC AND DILUTED LOSS PER SHARE                   $      (0.02)       $      (0.02)        $     (0.03)        $    (0.04)
                                                   ============        ============         ===========        ===========

BASIC WEIGHTED-AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                         11,336,861          11,061,528          11,198,434         13,504,096
                                                   ============        ============         ===========        ===========

DILUTED WEIGHTED-AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                         11,336,861          11,061,528          11,198,434         13,504,096
                                                   ============        ============         ===========        ===========

SURECARE, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------
                                                                                                     Six Months
                                                                                                       Ended
                                                                                                     June 30,
                                                                                         ----------------------------------
                                                                                                2002              2001
                                                                                         -----------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                              $        (334,061)   $   (693,917)
   Adjustment for noncash transactions:
      Common stock and warrants issued for services                                                      -               -
      Depreciation and amortization                                                                 65,731          24,233
      Provision for losses on accounts receivable                                                   21,700          71,583
   Net changes in assets and liabilities:
      Accounts receivable                                                                          106,691        (167,967)
      Inventory                                                                                     16,990          22,658
      Accounts payable                                                                              56,445         (21,762)
      Accrued expenses                                                                             (25,217)        (28,181)
      Other assets                                                                                       1           6,583
                                                                                         -----------------    ------------

                Net cash used in operating activities                                              (91,720)       (786,770)
                                                                                         -----------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES -
   Capital expenditures                                                                                  -        (116,129)
                                                                                         -----------------    ------------

                Net cash used in investing activities                                                    -        (116,129)
                                                                                         -----------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short term notes payable                                                                         60,000               -
   Issuance of Common Stock                                                                          2,885               -
   Proceeds from Ball/MiraQuest transactions                                                             -       1,000,000
                                                                                         -----------------    ------------
                Net cash provided by financing activities                                           62,885       1,000,000


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                               (28,835)         97,101

CASH AND CASH EQUIVALENTS, Beginning of period                                                      44,812          18,649
                                                                                         -----------------    ------------

CASH AND CASH EQUIVALENTS, End of period                                                 $          15,977    $    115,750
                                                                                         =================    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES -
   Interest paid                                                                         $          1,433     $      1,740

SURECARE, INC.


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2002
--------------------------------------------------------------------------------


A.  BASIS OF PRESENTATION

         The interim financial statements and notes thereto of SureCare, Inc. (the "Company" or "SureCare") have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the accompanying financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures presented herein are adequate to make the information not misleading. The accompanying financial statements and notes should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, and its Registration Statement on Form SB-2 which was effective as of Friday, August 2, 2002.

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

B.  INVESTMENTS/EQUITY TRANSACTIONS

            In April of 2002 the Company issued 24,000 shares of its restricted common stock to consultants for investor relations services, and the fair market value has been recorded as a consulting expense. In connection with the Cornell Equity Line Of Credit, in May of 2002 the Company issued 514,286 shares of its common stock to Cornell Capital Partners, LP, and 35,714 shares to Westrock Advisors, Inc. and the fair market value has been recorded as deferred offering costs, to be charged against the proceeds of the offering. In addition, the Company issued 250,000 warrants exercisable at $0.41 per share to Chapman, Spira, & Carson, LLC, investment banking consultants. Further, the Company issued warrants in connection with short-term debt (See Part II, Item 2 for a description of the warrants.) See Note C for additional warrant issuances in connection with debt.

C.  DEBT/WARRANTS

            In May of 2002, the Company secured $60,000 of financing in the form of notes payable in four months (extendible by the Company to six months) to certain directors and former directors of the Company. The notes bear interest at 12% (14% if extended). The notes are convertible into stock at $0.25 per share. Two fee warrants for each dollar loaned exercisable at $0.25 were issued to the lenders in connection with the short-term loans. In July of 2002, the Company secured an additional $150,000 under similar terms from an unrelated investor.

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

Liquidity and Capital Resources

         Our principal cash requirements to date have been to fund working capital in order to support growth of net sales. Because revenue from operations has been inadequate to completely fund these requirements, we have engaged in private offerings of securities, loans, and extensions of credit from vendors, to provide the necessary working capital and have instituted cost saving measures, including a reduction in workforce and salary reductions. We anticipate that as revenues increase, we will be able to satisfy all of our working capital requirements from such revenue, however, we cannot assure you that this will be the case. We believe the systems and cost structure in place now give us a significant opportunity to capitalize on increased volume. We are focusing our 2002 efforts on increasing the volume of higher margin medical supplies and focused generic medications, eliminating the low- or negative-gross margin brand pharmacy component, increasing operating efficiencies, cash control, and securing the financial resources to take advantage of these opportunities.

         Until we are able to fund our working capital needs from internal sources, we are pursuing additional equity and debt financing to meet future working capital requirements. To attract additional investors or merger partners, MiraQuest Ventures, LLC returned 941,230 shares out of its total holdings of 4,571,428 shares of SureCare common stock and additionally surrendered all 8,928,570 SureCare warrants it had previously held. In May 2002, we entered an Equity Line of Credit with Cornell Capital Partners, LP under which Cornell agreed to purchase up to $5 million in our common stock at prices based on a discount from market quotations over the next two years. See Note C to the financials and Part II, Item 2 - for a discussion of subsequent events regarding additional debt and equity financing.

Results of Operations

         Revenues decreased by 60% for the second quarter of the year ending December 31, 2002 ("fiscal 2002") compared to the same period for the prior year, and by 49% for the first six months compared to the prior year. This decrease continues primarily as a result of a conscious decision to exit the general prescription pharmaceutical market in December of 2001. Also contributing to the decline in revenues was a substantial backlog of orders as of June 30, 2002, due to lack of working capital to purchase supplies for resale. Short term financing has enabled the Company to eliminate this backlog as of the date of this report, and the Company expects the Equity Line of Credit and other financing sources to enable it to avoid such backlogs in the future, but there is no assurance that this will not reoccur. Also as a result of the decision to exit the general prescription pharmaceutical market segment, cost of goods sold decreased to 53% for both the 2nd quarter and first six months of 2002, from 62% and 66% respectively for the prior fiscal year. With the decrease in the cost of goods sold, the gross profit increased to 47% of sales for fiscal 2002, from 38% and 34% for the respective periods for the prior fiscal year. Further, combined with the reduction in cost of sales as a percent of sales, continuing reductions in operating expenses compared to the prior periods enabled a decline in the net loss of 3% for the quarter and 52% for the six months compared to the prior fiscal year.

         The Company is pursuing additional revenue contracts, and has signed significant new customers that are in various stages of implementation. As well, the Company expects to implement additional higher-margin business in the area of chronic respiratory disease management services for members with Asthma and Chronic Obstructive Pulmonary Disease. There can be no assurance, however, that its attempts to obtain these customers or address these service areas will be successful.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company and the Bayer Corporation have signed an agreement regarding the payment of a $770,000 judgment, including accrued interest and costs, rendered in the case filed by Bayer Corporation against the Company for breach of a distribution contract. The terms of the agreement require the Company to make payments of $7,500 per month for one year beginning May 15, 2002, $20,000 per month for the second year, and the remainder spread equally over the next 15 months. The payments are secured by a security interest in the Company's accounts receivable. The agreement requires the Company to apply a portion of any proceeds from new equity or debt financing to the payment schedule as follows: 10% of any proceeds from $100,000 to $250,000, 12% of any proceeds from $250,000 to $500,000, and 15% of all funds in excess of $500,000.The total amount payable under the agreement will be reduced to $500,000 if paid by December 31, 2002, and to $600,000 if paid by December 31, 2003.

The Company is a defendant in a case filed by Medi-Mail, Inc. in Clark County, Nevada, alleging damages in the amount of $74,607.81 for nonpayment for services rendered. The Company disputes the amounts due, but has accrued $65,681.02 as a payable. This case is very recent and the Company cannot determine the possibility of an adverse outcome but intends to vigorously defend itself against any liability and assert a counterclaim for damages relating to the non-performance of Medi-Mail's obligations as a vender to the Company.

ITEM 2.  CHANGES IN SECURITIES.

 In April of 2002 the company issued 24,000 shares of its common stock to consultants in investor relations. The fair market value of these securities at the time of issuance has been recorded as consulting expense. The issuance of these shares was exempt from registration under the Securities Act of 1933 (the "Act") as a transaction not involving a public offering under Section 4(2) of the Act.

The Company entered an Equity Line Of Credit with Cornell Capital Partners, LP in May 2002 under which the Company may sell to Cornell and Cornell is obligated to purchase up to $5,000,000 in the Company's common stock over the next two years at prices equal to 95% of the average closing market bid price for the five days following each notice of sale. In connection with the Equity Line of Credit, the Company agreed to pay Cornell 5% of the total amount advanced under the Equity Line of Credit and the Company issued 514,286 shares of its common stock to Cornell Capital Partners, LP, and 35,714 shares to Westrock Advisors, Inc. The fair market value of these securities at the time of issuance has been recorded as deferred offering costs, to be charged against the proceeds received under the Equity Line of Credit. In addition, the Company issued 250,000 warrants exercisable at $0.41 per share to Chapman, Spira, & Carson, LLC, investment banking consultants, in connection with the Equity Line of Credit. The securities issued in connection with the Equity Line of Credit were exempt from registration under the Act as a limited offer pursuant to Rule 506 of Regulation D under the Act and as a transaction not involving a public offering under Section 4(2) under the Act.

The Company issued warrants to purchase 420,000 shares of the Company's common stock for $.25 per share in connection with short-term debt. The issuance of these securities was exempt from registration under the Act as a transaction not involving a public offering under Section 4(2) of the Act.

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

                                       SureCare, Inc.


Date:    August 20, 2002               By: /s/ Robert Teague
                                           -----------------------------------
                                       Robert Teague
                                       Chief Executive Officer and
                                         Chairman of the Board
                                       (principal executive officer)

                                       By: /s/ Wayne A. Bertsch
                                           -----------------------------------
                                       Wayne A. Bertsch
                                       Chief Financial Officer