Form 10QSB
period 2002-09-30
SURECARE INC
filed 2002-11-19
CIK 1062564

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended: 09/30/02

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER 0-27123

                                 SURECARE, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           DELAWARE                                              74-2876711
(State or Other Jurisdiction                                  (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


                                 4299 SAN FELIPE
                                    SUITE 300
                              HOUSTON, TEXAS 77027
                    (Address of Principal Executive Offices)

                                 (832) 200-7000
                (Issuer's Telephone Number, Including Area Code)


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,038,238 as of Oct 18, 2002


 Transitional Small Business Disclosure Format (Check one):   Yes  [ ]   No [X]

                                 SURECARE, INC.

                                                                            PAGE
PART I.  FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements.                                                3

            Balance Sheets
            Sept 30, 2002 (Unaudited) and December 31,2001                    3

            Statements of Operations (Unaudited)
            Three and Nine Months Ended  September 30, 2002 and 2001          4

            Statements of Cash Flows (Unaudited)
            Nine Months Ended September 30, 2002 and 2001                     5

            Notes to Financial Statements                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                           7

PART II. OTHER INFORMATION                                                    9

Item 1.  Legal Proceedings.                                                   9

Item 2.  Changes in Securities.                                               9

Item 3.  Defaults Upon Senior Securities.                                    10

Item 4.  Submission of Matters to a Vote of Security Holders.                10

Item 5.  Other Information.                                                  10

Item 6.  Exhibits and Reports on Form 8-K.                                   10

                 PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

SURECARE, INC.

BALANCE SHEETS,
September 30, 2002 AND DECEMBER 31, 2001
-----------------------------------------------------------------------------------------------------------------------
                                                                                         September 30,   December 31,
ASSETS                                                                                       2002            2001
                                                                                          (unaudited)
                                                                                        -------------------------------
CURRENT ASSETS:
   Cash and cash equivalents                                                            $     16,161      $    44,812
   Accounts receivable, net of allowance of $404,503 and $464,377, respectively              150,632          297,013
   Inventory                                                                                  15,037           21,042
                                                                                        ------------      -----------
                Total current assets                                                         181,830          362,867

PROPERTY AND EQUIPMENT:
   Office equipment, computer hardware and software                                          455,785          455,785
   Less accumulated depreciation                                                            (190,352)         (91,756)
                                                                                        ------------      -----------
                Total property and equipment                                                 265,433          364,029

OTHER ASSETS, Net                                                                             18,616           18,617
                                                                                        ------------      -----------
TOTAL                                                                                   $    465,879      $   745,513
                                                                                        ============      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Current portion of long term debt                                                    $    124,234      $         -
   Short term notes payable                                                                  227,500
   Accounts payable                                                                          809,353          770,488
   Accrued expenses                                                                          300,947        1,055,197
                                                                                        ------------      -----------
                Total current liabilities                                                  1,462,034        1,825,685
LONG TERM LIABILITIES
   Note Payable                                                                              596,809                -
                                                                                        ------------      -----------
                Total Liabilities                                                          2,058,843        1,825,685
                                                                                        ------------      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Series B preferred stock - $.001 par value 4,500 shares authorized and
      outstanding as of September 30, 2002 and December 31,2001                                    5                5
   Common stock - $.001 par value 50,000,000 shares authorized;
      11,556,208 shares issued and outstanding at September 30, 2002 and
      11,061,528 shares issued and outstanding at December 31, 2001                           11,556           11,061
   Additional paid-in capital                                                             16,162,867       15,954,977
   Less:  Stock issued for deferred offering costs                                          (189,133)               -
   Accumulated deficit                                                                   (17,578,259)     (17,046,215)
                                                                                        ------------      -----------
                Total stockholders' equity (deficit)                                      (1,592,964)      (1,080,172)
                                                                                        ------------      -----------
TOTAL                                                                                   $    465,879      $   745,513
                                                                                        ============      ===========

SURECARE, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
                                                               Three Months                            Nine Months
                                                                  ended                                  ended
                                                               September 30,                          September 30,
                                                     ----------------------------------------------------------------------
                                                          2002                2001               2002              2001
                                                     ------------          ----------        -----------       ------------
SALES                                                $    272,394          $  690,232        $   884,622       $  1,900,878

COST OF SALES                                             133,067             452,812            458,842          1,253,865
                                                     ------------          ----------        -----------       ------------
GROSS PROFIT                                              139,327             237,420            425,780            647,013

OPERATING EXPENSES:
   Salaries - officers                                     55,250              53,775            144,000            204,043
   Consulting fees                                         29,058              17,225             62,074             61,116
   Other                                                  244,456             345,451            742,836          1,254,199
                                                     ------------          ----------        -----------       ------------
                Total operating expenses                  328,764             416,451            948,910          1,519,358
                                                     ------------          ----------        -----------       ------------
LOSS FROM OPERATIONS                                     (189,437)           (179,031)          (523,130)          (872,345)

OTHER INCOME (EXPENSE):
   Interest income                                             93                 153                116              1,290
   Interest expense                                        (7,597)               (252)            (9,030)            (1,993)
                                                     ------------          ----------        -----------       ------------
                Total other (expense) income               (7,504)                (99)            (8,914)              (703)
                                                     ------------          ----------        -----------       ------------
NET LOSS                                             $   (196,941)         $ (179,130)       $  (532,044)        $ (873,048)
                                                     ============          ==========        ===========         ==========
BASIC AND DILUTED LOSS PER SHARE                     $      (0.02)         $    (0.01)       $     (0.05)        $    (0.06)
                                                     ============          ==========        ===========         ==========
BASIC WEIGHTED-AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                           10,927,399          13,504,096         11,107,096         13,544,486
                                                     ============          ==========        ===========         ==========
DILUTED WEIGHTED-AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                           10,927,399          13,504,096         11,107,096         13,544,486
                                                     ============          ==========        ===========         ==========

SURECARE, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------------------------
                                                                                 Nine Months
                                                                                   Ended
                                                                                 September 30,
                                                                          ----------------------------
                                                                              2002            2001
                                                                          ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $  (532,044)    $  (873,048)
   Adjustment for noncash transactions:
      Common stock and warrants issued for services                            19,253         216,560
      Depreciation and amortization                                            98,596          66,349
      Provision for losses on accounts receivable                              35,000         112,584
   Net changes in assets and liabilities:
      Accounts receivable                                                     111,381        (255,225)
      Inventory                                                                 6,005          31,265
      Accounts payable                                                         38,865         (33,501)
      Accrued expenses                                                        (33,207)       (152,223)
      Other assets                                                                  -        (115,855)
                                                                          -----------     -----------
                Net cash used in operating activities                        (256,151)     (1,003,094)
                                                                          -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES -
   Capital expenditures                                                             -            (276)
                                                                          -----------     -----------
                Net cash used in investing activities                               -            (276)
                                                                          -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Short term notes payable                                                   227,500               -
   Issuance of Common Stock                                                         -               -
   Proceeds from Ball/MiraQuest transactions                                        -       1,000,000
                                                                          -----------     -----------
                Net cash provided by financing activities                     227,500       1,000,000
                                                                          -----------     -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (28,651)         (3,370)

CASH AND CASH EQUIVALENTS, Beginning of period                                 44,812          18,649
                                                                          -----------     -----------
CASH AND CASH EQUIVALENTS, End of period                                  $    16,161     $    15,279
                                                                          ===========     ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES -
   Interest paid                                                          $     9,030     $     1,993

SURECARE, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2002
--------------------------------------------------------------------------------

A.  BASIS OF PRESENTATION

         The interim financial statements and notes thereto of SureCare, Inc. (the "Company" or "SureCare") have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the accompanying financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures presented herein are adequate to make the information not misleading. The accompanying financial statements and notes should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, its Quarterly Reports on Form 10QSB for 2002, and its Registration Statement on Form SB-2 which was effective as of Friday, August 2, 2002.

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

            As of October 17, 2002, the Company signed a binding memorandum of understanding to acquire the assets and selected liabilities of Medical Outcomes Management through a stock for stock transaction. See the Form 8-K filed by the Company in connection with this pending transaction.

C.  DEBT/WARRANTS

            In May of 2002, the Company secured $60,000 of financing in the form of notes payable in four months (extendible by the Company to six months) to certain directors and former directors of the

Company. The notes bear interest at 12% (14% if extended). The notes are convertible into stock at $0.25 per share. Two fee warrants for each dollar loaned exercisable at $0.25 were issued to the lenders in connection with the short-term loans. In August, the Company extended the notes, and in November, the Company verbally sought approval to extend the notes at the default rate of 18%, and is pursuing a written extension of six months. In July of 2002, the Company secured an additional $150,000 under similar terms from an unrelated investor, and will extend that note for the additional two months available under its terms.

            Under the Equity Line of Credit, Cornell Capital Partners, LP has made available an advance feature, which allows the Company to secure an interest-free advance against the sale of its shares. The Company has availed itself of this feature, and $17,500 was outstanding as of September 30, 2002.

D.  SUBSEQUENT EVENTS

            Subsequent to September 30, 2002, Cornell Capital Partners, LP has sold 2,139,124 shares of the common stock of the Company for $27,500 credit against the $17,500 advances remaining as of September 30, 2002 and additional subsequent advances of $70,000, leaving a net advance of $60,000. The sale of the Company's common stock in the open market to satisfy these advances, or to fund additional draws on the Equity Line of Credit, will result in substantial further dilution of the existing shareholders' equity in the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as indicated by the use of words like "expects", "believes", and "anticipates" and other similar words and phrases. Such statements reflect management's current view of future financial performance based on certain assumptions, risks, and uncertainties. These assumptions, risks, and uncertainties include but are not limited to the risk that the Company will be unable to fund itself as a going concern or its obligations incurred in the past and that certain assets may become valueless or uncollectible if the Company ceases to conduct normal operations, the availability of additional funding on terms that are acceptable to the Company, the continued relationship between the Company and its major vendors of medical products, the ability to obtain and retain customers for the Company's services and the number of patients represented by medical payors, the outcome of litigation involving the Company and the acceptance of distributed delivery of medical products and services by patients. If any assumptions, risks, uncertainties, or unanticipated outside factors change or occur, such changes may have a material impact on actual financial results. The Company is under no obligation to revise any such forward-looking statements contained herein. Readers are cautioned to not place undue reliance on any forward-looking statements contained in this discussion.

Liquidity and Capital Resources

         Our principal cash requirements to date have been to fund working capital in order to support growth of net sales. Because revenue from operations continues to be inadequate to completely fund these requirements, we continue to engage in e offerings of securities, loans, and extensions of credit from vendors, to provide the necessary working capital and have instituted cost saving measures, including workforce and salary reductions. We anticipate that as revenues increase, we will be able to satisfy all of our working capital requirements from such revenue; however, we cannot assure you that this will be the case. We believe the systems and cost structure in place now give us a significant opportunity to capitalize on increased volume. We continue to focus our 2002 efforts on increasing the volume of higher margin medical supplies and focused generic medications, eliminating the low- or negative-gross margin brand pharmacy component, increasing operating efficiencies, cash control, and securing the financial resources to take advantage of these opportunities.

         Until we are able to fund our working capital needs from internal sources, we are pursuing additional equity and debt financing to meet future working capital requirements. To attract additional investors or merger partners, MiraQuest Ventures, LLC returned 941,230 shares out of its total holdings of 4,571,428 shares of SureCare common stock and additionally surrendered all 8,928,570 SureCare warrants it had previously held. In May 2002, we entered an Equity Line of Credit (ELOC) with Cornell Capital Partners, LP under which Cornell agreed to purchase up to $5 million in our common stock at prices based on a discount from market quotations over the next two years. During the third quarter, we were able to access this line for a total of $55,000, of which $17,500 remains as short-term debt payable to Cornell as of September 30, 2002. See Note D to the financials and Part II, Item 2 - for a discussion of subsequent events regarding additional debt and equity financing. The Company believes that its investments in technology, know-how, and market positioning have substantial value in the marketplace. In order to realize that value, the Company is seeking other companies in the field with which to structure a strategic relationship (merger, acquisition, joint venture, etc.) that will enable it to maximize shareholder value. Preliminary discussions have indicated interest from several potential partners in such an endeavor, but there can be no assurance that such relationships will be structured, nor their impact on existing shareholder equity if such efforts are successful.

Results of Operations

         Revenues decreased by 61% for the third quarter of the year ending December 31, 2002 ("fiscal 2002") compared to the same period for the prior year, and by 53% for the first nine months compared to the prior year. This decrease continues primarily as a result of a conscious decision to exit the general prescription pharmaceutical market in December of 2001 and the cessation of business of a major customer at the same time. As a positive result of the decision to exit the general prescription pharmaceutical market segment, cost of goods sold decreased to 49% for the 3rd quarter and 52% for the first nine months of 2002, from 66% for both periods of the prior fiscal year. With the decrease in the cost of goods sold, the gross profit increased to 51% and 48% of sales for fiscal 2002, up from 34% for both the respective periods of the prior fiscal year. Further, combined with the reduction in cost of sales as a percent of sales, continuing reductions in operating expenses compared to the prior periods enabled a modest increase in the net loss of $18,000 for the quarter and a 39% ($341,000) decrease in the net loss for the nine months compared to the prior fiscal year.

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

ITEM 3.  CONTROLS AND PROCEDURES.

            The Chief Executive Officer and the Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company within the 90 days preceding this report and concluded that such controls and procedures are effective to make known to us all material information about the financial and operational activities of the Company. There were no deficiencies identified in such controls or procedures and there have been no changes in such controls and procedures since our evaluation that could significantly affect their effectiveness.

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

ITEM 2.  CHANGES IN SECURITIES.

 In the third quarter of 2002 the Company issued 60,000 shares of its common stock to a consultant in financial transactions. The fair market value of these securities at the time of issuance has been recorded as consulting expense. The issuance of these shares was exempt from registration under the Securities Act of 1933 (the "Act") as a transaction not involving a public offering under
Section 4(2) of the Act.

Also during the third quarter, the Company was advanced $55,000 under its Equity Line of Credit with Cornell Capital Partners, LP. During that period, Cornell Capital Partners purchased and resold 801,910 shares of the Company's common stock in satisfaction of $37,500 of the advances, leaving $17,500 as short-term debt as of September 30, 2002. The purchases by Cornell Capital Partners, LP were exempt from registration under the Act as a transaction not involving a public offering under Section 4(2) of the Act. The resales by Cornell were pursuant to a registration statement filed by the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         The Company has defaulted in the repayment of $60,000 of short-term debt, and has had favorable verbal response to a request for an extension from a majority of the holders of such indebtedness. The Company will pursue the extension of such debt for an additional 6 months, at an increased interest rate. There can be no assurance that the Company will be successful in such efforts.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SureCare, Inc.


         Date: November 19, 2002              By: /s/ Grant M. Gables
                                                  ------------------------------
                                                  Grant M. Gables
                                                  President (principal executive
                                                  officer)

                                              By: /s/ Wayne A. Bertsch
                                                  ------------------------------
                                                  Wayne A. Bertsch
                                                  Chief Financial Officer

                                 CERTIFICATIONS

         I, Grant M. Gables, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of SureCare, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 19, 2002

/s/      Grant M. Gables
         Name: Grant M. Gables
         Title: President (principle executive officer)

         I, Wayne M. Bertsch, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of SureCare, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 19, 2002

/s/      Wayne M. Bertsch
         Name: Wayne M. Bertsch
         Title: Chief Financial Officer